Form 10-Q
period 2015-10-31
Pacificorp Holdings Ltd.
filed 2015-12-14
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of October 31, 2015, there were 8,390,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PACIFICORP HOLDINGS LTD.
BALANCE SHEETS

	October	Jaunary
	31, 2015	31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$4,978	$27,546
Prepaid Professional Fees	750	7,500
Total assets	5,728	35,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from related Party	28,062	26,721
Total Liabilities	28,062	26,721

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par issued and outstanding at October 31 and January 31, 2015	8,390	8,390
Additional Paid in Capital	21,510	21,510
Deficit accumulated	(52,234)	(21,575)

Total stockholders' equity (deficit)	(22,334)	8,325

Total liabilities and stockholders' equity	$5,728	$35,046

The accompanying notes are an integral part of these condensed financial statements

PACIFICORP HOLDINGS LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Period Ended October 31, 2015	For the Nine Month Period Ended October 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	16,815	30,659

Total Operating Expenses	16,815	30,659

Net loss for the period	$(16,815)	$(30,659)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	8,430,000	8,430,000

The accompanying notes are an integral part of these condensed financial statements

PACIFICORP HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Period Ended October 31, 2015	For the Period from October 6, 2014 (inception) to October 31, 2014
Cash Flows From Operating Activities:
Net loss:	$(30,659)	$(1,074)
Changes in operating assets and Liabilities
Prepaid expenses	6,750	-
Net cash used in operating activities	(23,909)	(1,074)

Cash flows from financing activities:
Loans from related party	1,341	1,074
Net cash provided by financing activities	1,341	1,074

Decrease in cash during the period	(22,568)	-
Cash, beginning of period	27,546	-
Cash, end of period	$4,978	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2015 and January 31, 2015, there were no cash equivalents.

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

Impairment of Long Lived Assets

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company's mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired. The company recorded an impairment expense of $15,000 for the nine months ended October 31, 2015.

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

FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities
•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended October 31, 2015 and 2014, there were no potentially dilutive securities.

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
 Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity.

The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company adopted ASU 2014-10 during the years since January 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Recent Accounting Pronouncements – Not Adopted

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-04 did not have a material impact on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013,and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have a material impact on our financial statements.

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

Management is endeavouring to begin exploration activities however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4– STOCK SUBSCRIPTIONS RECEIVED

Between November 1, 2014 and January 31, 2015 the Company received $29,900 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 2,390,000 shares were subscribed for by third parties at $.01 per share. At October 31, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 5 – LOAN FROM RELATED PARTY

During the period from Inception to October 31, 2015  the Company received advances totaling $28,062 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital

	At October 31, 2015	At January 31, 2015
Current Assets	$5,728	$35,046
Current Liabilities	28,062	26,721
Working Capital	$(22,334)	8,325

Cash Flows

	Nine Months Ended October 31, 2015	For the period from October 6, 2014 (inception) to October 31, 2014
Cash Flows used in Operating Activities	$(23,909)	$(1,074)
Cash Flows provided by Financing Activities	1,341	1,074
Net Decrease in Cash During Period	$(22,568)	$-
-
The decrease in our working capital at October 31, 2015 from the period ended January 31, 2015 is reflective of the current state of our business development.

As of October 31, 2015, we had cash on hand of $4,978.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended October 31, 2015 was $16,815.

The net loss for the three month period ended October 31, 2015 was $16,815.

Operating expenses for the nine month period ended October 31, 2015 was $30,659.

The net loss for the nine month period ended October 31, 2015 was $30,659

Liquidity and Capital Resources

As of October 31, 2015, the Company’s cash balance was $4,978

As of October 31, 2015, the Company had total liabilities of $28,062

As of October 31, 2015, the Company had a working capital deficit of $22,334.

Cashflow from Operating Activities

During the nine month period ended October 31, 2015, the Company used $23,909 of cash for operating activities.

Cashflow from Financing Activities

During the nine month period ended October 31, 2015, the Company received $1,341 of cash from financing activities.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

               Not applicable

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on April 21. 2015 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC April 21, 2015 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacificorp Holdings, Ltd.

Dated: December 14, 2015	By: /s/ Wan Soo Lee
Wan Soo Lee
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director