Form 10-Q
period 2016-04-30
Pacificorp Holdings Ltd.
filed 2016-06-20
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[     ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of April 30, 2016, there were 8,390,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.              CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Pacificorp Holdings, Ltd.
BALANCE SHEETS
	April 30, 2016 (Unaudited)	January 31, 2016 Audited
ASSETS

Current assets:
Cash	$3,238	$3,358

Total assets	3,238	3,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	1,221	1,221
Related Party Loan	28,062	28,062
Total liabilities	29,283	29,283

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par value	8,390	8,390
Additional Paid in Capital	31,842	26,648
Deficit accumulated	(66,277)	(60,963)
Total stockholders' deficit	(26,045)	(25,925)

Total liabilities and stockholders' deficit	$3,238	$3,358

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended April 30, 2016	For the Three Month Period Ended April 30, 2015

Operating Expenses:

General and administrative	$4,320	$7,527
Total Operating Expenses	4,320	7,527

Other Expenses
Interest Expense, net	994	-

Net loss for the period	$(5,314)	$(7,527)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	8,390,000	8,390,000

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months ended April 30, 2016	For the Three Months ended April 30, 2015

Cash flow from operating activities:
Net loss	$(5,314)	$(7,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Interest	994	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	4,500
Net Cash Used in Operating activities	$(4,320)	$(3,027)

Cash flows from financing activities:
Proceeds from Related Party Loan	-	447
Contributions from Shareholder	4,200	-
Net cash provided by financing activities	4,200	447

Decrease in cash during the period	(120)	(2,580)

Cash, beginning of period	3,358	27,546

Cash, end of period	$3,238	$24,966

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016. This interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of April 30, 2016 and January 31, 2016, there were no cash equivalents.

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

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the Six months ended April 30, 2016 and 2015, there were no potentially dilutive securities.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – LOAN FROM RELATED PARTY

During the period ended April 30, 2016  the Company received advances totaling $28,062 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENT

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

RESULTS OF OPERATIONS

Working Capital
	At April 30, 2016	At January 31, 2016
Current Assets	$3,288	$3,558
Current Liabilities	29,283	29,283
Working Capital	$(25,995)	(25,725)

Cash Flows

	Three Months Ended April 30, 2016	Three months ended April 30, 2015
Cash Flows used in Operating Activities	$(4,320)	$(3,027)
Cash Flows provided by Financing Activities	4,200	447
Net Increase (decrease) in Cash During Period	$(120)	(2,580	)0
-
The decrease in our working capital at April 30, 2016 from the period ended January 31, 2016 is reflective of the current state of our business development.

As of April 30, 2016, we had cash on hand of $3,288.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2016 was $4,320

The net loss for the three month period ended April 30, 2016 was $5,314.

Operating expenses for the three month period ended April 30, 2015 was $7,527.

Liquidity and Capital Resources

As of April 30, 2016, the Company’s cash balance was $3,288

As of April 30, 2016, the Company had total liabilities of $29,283

As of April 30, 2016, the Company had a working capital of $(25,995)

Cashflow from Operating Activities

During the three month period ended April 30, 2016, the Company used $4,320 of cash for operating activities compared to $3,027 for the same period for 2015.

Cashflow from Financing Activities

During the three month period ended April 30, 2016, the Company received $4,200 of cash from financing activities, compared to $447 for the same period in 2015.

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Pacificorp Holdings, Ltd.

Dated: June 20, 2016	By: /s/ Wan Soo Lee
Wan Soo Lee
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director