Form 10-Q
period 2016-07-31
Pacificorp Holdings Ltd.
filed 2016-09-02
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of July 31, 2016, there were 8,390,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Pacificorp Holdings, Ltd.
BALANCE SHEETS

	July	January
	31, 2016	31, 2016
	(Unaudited)	Audited
ASSETS

Current assets:
Cash	$3,118	$3,358

Total assets	3,118	3,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	3,760	1,221
Related Party Loan	28,062	28,062
Total liabilities	31,822	29,283

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par value	8,390	8,390
Additional Paid in Capital	34,001	26,648
Deficit accumulated	(71,095)	(60,963)
Total stockholders' deficit	(28,704)	(25,925)

Total liabilities and stockholders' deficit	$3,118	$3,358

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended July 31, 2016	For the Three Month Period Ended July 31, 2015	For the Six Month Period Ended July 31, 2016	For the Six Month Period Ended July 31, 2015

Operating Expenses:

General and administrative	$4,159	$6,314	$8,479	$13,844
Total Operating Expenses	4,159	6,314	8,479	13,844

Other Expenses
Interest Expense, net	659	-	1,653	-

Net loss for the period	$(4,818)	$(6,314)	$(10,132)	$(13,844)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	8,390,000	8,390,000	8,390,000	8,390,000

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended July 31, 2016	For the Six Months ended July 31, 2015
Cash flow from operating activities:
Net loss	$(10,132)	$(13,844)
Imputed Interest Expense	1,653	-
Changes in operating assets and liabilities:
Accounts Payable and Accrued Liabilities	2,539	-
Prepaid Expenses	-	6,000
Net Cash Used in Operating activities	$(5,940)	$(7,844)

Cash flows from financing activities:
Proceeds from Related Party Loan	-	894
Contributions from Shareholder	5,700	-
Net cash provided by financing activities	5,700	894

Decrease in cash during the period	(240)	(6,950)

Cash, beginning of period	3,358	27,546

Cash, end of period	$3,118	$20,596

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of July 31, 2016 and January 31, 2016, there were no cash equivalents.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the Six months ended July 31, 2016 and 2015, there were no potentially dilutive securities.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – LOAN FROM RELATED PARTY

During the period from Inception to October 31, 2015, the Company received advances totaling $28,062 from a related party, the advances are unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $1,653 for the six months period ending July 31, 2016.

NOTE 5 – RELATED PARTY CONTRIBUTIONS

During the six month period ending July 31, 2016 the Company received contributions totaling $5,700 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

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

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2016	At January 31, 2016
Current Assets	$3,118	$3,358
Current Liabilities	31,822	29,283
Working Capital	$(28,704)	(25,925)

Cash Flows

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
Cash Flows used in Operating Activities	$(5,940)	$(7,844)
Cash Flows provided by Financing Activities	5,700	894
Net Increase (decrease) in Cash During Period	$(240)	$(6,950)

The decrease in our working capital at July 31, 2016 from the period ended July 31, 2015 is reflective of the current state of our business development.

As of July 31, 2016, we had cash on hand of $3,118.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended July 31, 2016 was $4,159 as compared to.
Operating expenses for the three month period ended July 31, 2015 was $6,314. This was attributed to the decrease in operating expenses for the company.

Operating expenses for the six month period ended July 31, 2016 was $8,479 as compared to
Operating expenses for the six month period ended July 31, 2015 was $13,844. This was attributed to the  decrease in operating expenses for the company.

The net loss for the three month period ended July 31, 2016 was $4,818.
The net loss for the three month period ended July 31, 2015 was $6,314.

The net loss for the six month period ended July 31, 2016 was $10,132.
The net loss for the six month period ended July 31, 2015 was $13,844.

Liquidity and Capital Resources

As of July 31, 2016, the Company’s cash balance was $3,118
As of January 31, 2016, the Company’s cash balance was $3,358

As of July 31, 2016, the Company had total liabilities of $31,822.
               As of January 31, 2016, the Company had total liabilities of $29,283.

As of July 31, 2016, the Company had a working capital deficit of $(28,704).
                As of January 31, 2016, the Company had a working capital deficit of $(25,925).

Cashflow from Operating Activities

During the six month period ended July 31, 2016, the Company used $5,940 of cash for operating activities.
During the six month period ended July 31, 2015, the Company used $7,844 of cash for operating activities.

Cashflow from Financing Activities

During the Six month period ended July 31, 2016, the Company received $5,700 of cash from financing activities.
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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

      Not Applicable

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on April 21, 2015 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC April 21, 2015 as part of our Registration Statement on Form S-1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacificorp Holdings, Ltd.

Dated: September 2, 2016	By: /s/ Wan Soo Lee
Wan Soo Lee
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director