Form 10-Q
period 2016-10-31
Pacificorp Holdings Ltd.
filed 2016-12-20
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of October 31, 2016, there were 8,390,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Pacificorp Holdings, Ltd.
BALANCE SHEETS

	October	January
	31, 2016	31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$2,999	$3,358

Total assets	2,999	3,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	4,719	1,221
Related Party Loan	28,534	28,062
Total liabilities	33,253	29,283

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par value	8,390	8,390
Additional Paid in Capital	36,175	26,648
Deficit accumulated	(74,819)	(60,963)
Total stockholders' deficit	(30,254)	(25,925)

Total liabilities and stockholders' equity	$2,999	$3,358

The accompanying notes are an integral part of these unaudited condensed financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended October 31, 2016	For the Three Month Period Ended October 31, 2015	For the Nine Month Period Ended October 31, 2016	For the Nine Month Period Ended October 31, 2015

Operating Expenses:

General and administrative	$3,050	$16,815	$11,529	$30,659
Total Operating Expenses	3,050	16,815	11,529	30,659

Other Expenses
Interest Expense, net	674	-	2,327	-

Net loss for the period	$(3,724)	$(16,815)	$(13,856)	$(30,659)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	8,390,000	8,390,000	8,390,000	8,390,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Pacificorp Holdings, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended October 31, 2016	For the Nine Months ended October 31, 2015

Cash flow from operating activities:
Net loss	$(13,856)	$(30,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Interest Expense	2,327	-
Changes in operating assets and liabilities:
Accounts Payable	3,498	6,750
Net Cash Used in Operating activities	$(8,031)	$(23,909)

Cash flows from financing activities:
Proceeds from Related Party Loan	472	1,341
Contributions from Shareholder	7,200	-
Net cash provided by financing activities	7,672	1,341

Decrease in cash during the period	(359)	(22,568)

Cash, beginning of period	3,358	27,546

Cash, end of period	$2,999	$4,978

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2016 and January 31, 2016, there were no cash equivalents.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and nine months ended October 31, 2016 and 2015, there were no potentially dilutive securities.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
NOTE 4 – LOAN FROM RELATED PARTY

As of October 31, 2016 and January 31, 2016, the Company received advances totaling $472 and $28,062 respectively from a related party, the advances are unsecured, non-interest bearing and are due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $2,327 for the nine months period ending October 31, 2016 and $0 for the nine month period ended October 31, 2015.

NOTE 5 – RELATED PARTY CONTRIBUTIONS

During the nine month period ending October 31, 2016 and 2015 the Company received contributions totaling $7,200 and $0 respectively from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 6—SUBSEQUENT EVENTS

On November 14, 2016, the Company paid the sum of $2,544 to the Bureau of Land Management to keep the Company’s mineral property in good standing.

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

RESULTS OF OPERATIONS

Working Capital

	At October 31, 2016	At January 31, 2016
Current Assets	$2,999	$3,358
Current Liabilities	33,253	29,283
Working Capital	$(30,254)	(25,925)

Cash Flows

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015
Cash Flows used in Operating Activities	$(8,031)	$(23,909)
Cash Flows provided by Financing Activities	7,672	1,341
Net Increase (decrease) in Cash During Period	$(359)	$(22,568)

The decrease in our working capital at October 31, 2016 from the period ended January 31, 2016 is reflective of the current state of our business development.

As of October 31, 2016, we had cash on hand of $2,999.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended October 31, 2016 was $2,578 as compared to operating expenses for the three month period ended October 31, 2015 was $16,815. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Operating expenses for the nine month period ended October 31, 2016 was $11,057 as compared to operating expenses for the nine month period ended October 31, 2015 was $30,659. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Liquidity and Capital Resources

As of October 31, 2016, the Company’s cash balance was $2,999 compared to $3,358 as at January 31, 2016 and its total assets were $2,999 compared with $3,358 as at January 31, 2016. The decrease in total assets is attributed to the decreased costs associated with ongoing reporting requirements and the Company’s inability to raise funds.

As of October 31, 2016, the Company had total liabilities of $33,253 compared with total liabilities of $29,293 as at January 31, 2016. The change in total liabilities was attributed to increases in accounts payable due to the Company’s inability to raise funds.

As of October 31, 2016, the Company had a working capital deficit of $(30,254) compared with $(25,925) as of January 2016. The increase in working capital deficit was attributed increases in accounts payable and the costs associated with ongoing reporting requirements.

Cashflow from Operating Activities

During the nine month period ended October 31, 2016, the Company used $8,031 of cash for operating activities. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet their ongoing operating expenses.

During the nine month period ended October 31, 2015, the Company used $23,909 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Financing Activities

During the Nine month period ended October 31, 2016, the Company received $7,672 of cash from financing activities. This was received from shareholder contributions and advances from our directors.

During the Nine month period ended October 31, 2015, the Company received $1,341 of cash from financing activities. This was received from advances from our directors

Off-Balance Sheet Arrangements

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Any issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities. To date we have not raised any capital from the sale of equity securities and have relied on additional contributions from shareholders and our directors.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

                None.

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

Pacificorp Holdings, Ltd.

Dated: December 20, 2016	By: /s/ Wan Soo Lee
Wan Soo Lee
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director