Form 10-K
period 2017-01-31
Pacificorp Holdings Ltd.
filed 2017-05-15
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ________ to ______

PACIFICORP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Nevada	000-55467	47-2055848
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1375 Lake City Way NE Seattle WA 98125
(Address of principal executive offices)

800-929-3293
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 12, 2017was $23,900 based upon the price ($0.01), our common stock is not presently traded, but is quoted on the OTC Bulletin Board. The selling shareholders may sell their shares at $0.01per share or at prevailing market prices or privately negotiated prices. This number of shares of common stock are held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of May 12 ,2017, there were 8,390,000 shares of the registrant’s $0.001par value common stock issued and outstanding.

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

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated on October 6, 2014 and are a startup exploration company without mining operations and we are in the business of mineral exploration. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We have not implemented our business plan to date. In order complete Phase 1, with an estimated cost of $7,800 and Phase II, with an estimated cost of $22,374 of our anticipated exploration program. We will need to raise additional funds, with Phase 1 expected to commence between May 1, 2016 and July 31, 2016. To date we have not commenced our exploration program. Our mining claims the Delcer Buttes 1-12 are currently in good standing with Elko County and Bureau of Land Management (BLM) There is no assurance that a commercially viable copper, lead, zinc, and tungsten mineral deposit exists on our mining claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our mining claims can be determined. Even if we complete our current exploration program and it is successful in identifying a copper, lead, zinc, and tungsten deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

We entered into a verbal agreement with our consulting Geologist DA Bending to act as an agent to prospect, locate, stake claims, register claims and provide a preliminary geological report for us, and is comprised of one claim block of 12 claims or 240 acres, respectively. The claims are located in the Ruby Valley Approximately 83km southeast of Elko Nevada.  The nearest commercial airport is at Reno, approximately 360 road miles from the property. The Delcer Buttes Property is in good standing with the State of Nevada and The Bureau of Land Management (BLM) and is due for renewal on or before August 31, 2017 at a cost of approximately $2,000. The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

Events Subsequent to January 31, 2017

On March 15, 2017, Mr. Laurie Stephenson was appointed as a member of the board of directors. Additionally, Mr. Stephenson was appointed President, CEO, Secretary and Treasurer of the Corporation, immediately following the resignation of Wan Soo Lee as an officer of the Corporation.

On March 15, 2017 Mr. Kook Chong Yoo tendered his resignation as an officer and director of the Corporation. Additionally, On March 15, 2017 Mr. Wan Soo Lee tendered his resignation as an officer of the Corporation. Mr. Lee will remain as a director of the Corporation.

Additionally, there have been no conflicts with the Corporation or other board members during Mr. Yoo’s tenure as an officer and director and Mr. Lee’s tenure as an officer.

On March 29, 2017 the Registrant entered into a Letter of Intent with Affordable Green Washington LLC of Tacoma WA to obtain an exclusive license to market and distribute Affordable Green’s Products in the State of Washington.

The terms of the Letter of Intent are $50,000 on or before April 30, 2017, $50,000 on or before May 31, 2017 and a balance of $2,000,000 within six months for an aggregate total of $2,100,000.

On May 2, 2017 Mr. Jason Sakowski was appointed to the board of directors and as an officer of the Corporation. Immediately following Mr. Sakowski’s appointment Laurence Stephenson resigned his positions as an officer and director of the Corporation.

There have been no conflicts with the Corporation or other board members during Mr. Stephenson’s tenure as an officer and director and his resignation was a result of conflicting schedules and personal reasons.

On May 4, 2017, the Company entered into an exclusive License Agreement with Affordable Green Washington LLC.

The License Fees shall be due and payable as follows:

$25,000 Due upon execution of the agreement receipt of which has been acknowledged by all parties; $25,000 Due on or before May 15, 2017; and $50,000 Due on or before May 31, 2017; and $2,000,000 on or before September 30, 2017, with closing to occur on or before May 31, 2017.

The fee of $25,000 due upon signing of the agreement was paid by a third party on behalf of the Company.

There can be no assurance that the Company will be able to raise the requisite funding associated with the terms and conditions of the License Agreement.  If the funds are not raised

The Licensor may terminate the Agreement upon delivery of written notice to the Licensee if the Licensee has not fulfilled its obligations, and such obligations are not fulfilled within sixty (60) days following delivery to the Licensee by the Licensor of written notice identifying the non-fulfilment and stating its intention to terminate this Agreement if the obligations are not fulfilled within the thirty (60) days.
The License also provides the Company with the right of first refusal to other states that has approved the medical and non-medical application of Marijuana and related products, and first right of refusal for the country of Canada which has scheduled the legalization of Marijuana for medical and non-medical use in 2018. Additionally, the agreement provides the Company with the opportunity to white paper license (use their own Brand) with permission from Affordable Green Washington LLC.

The License Agreement contains customary representations and warranties, any breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader.  The license agreement may be read in its entirety as Exhibit 10.1 to form 8-K filed with the SEC on May 9, 2017.

Additionally Director Wan Soo Lee resigned his position as a director on May 4, 2017

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000
Licensing Fees	2,100,000
Mineral Property Exploration Expenses	30,174
TOTAL	$2,155,174

Our total expenditures over the next twelve months are anticipated to be approximately $2,155,174. Our cash on hand as of January 31, 2016 is $489. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concession.

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

Employees; Identification of Certain Significant Employees

Currently, our board of directors devotes approximately 10-15 hours a week of their time to our operations. We currently have no other employees, other than our board members. We will also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

        None.

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

ITEM 4.               [MINE SAFETY DISCLOSURES]

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since October 2, 2015 and is currently on the OTC Markets Pink Sheets under the symbol PCFP.OB”.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets Pink Sheets for the quarterly periods indicated below based on our fiscal year end of January 31, 2017. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (February 1, 2016– April 31,2016)	$0	$0
Second Quarter (May1, 2016– July 31, 2016)	$0	$0
Third Quarter (August 1, 2016– October 31, 2016)	$0	$0
Fourth Quarter (November 1, 2016–January 31, 2016)	$0	$0

Record Holders

As of January 31, 2017, an aggregate of 8,390,000 shares of our Common Stock were issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2017	January 31, 2016
Current Assets	$489	$3,358
Current Liabilities	$33,135	$29,283
Working Capital	$(32,646)	(25,925)

Cash Flows
	Year Ended	Year Ended
	January 31, 2017	January 31, 2016
Cash Flows used in Operating Activities	$(11,391)	$(25,529)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	8,522	1,341
Net Change During Period	$(2,869)	$(24,188)

Operating Revenues

      We have not generated any revenues since inception.

Operating Expenses and Net Loss

       Operating expenses for the year ended January 31, 2017 were $14,771 compared with $34,250 for the year ended January 31, 2016. The decrease in operating expenditures was a result of lower costs associated with filing the Company's ongoing reporting requirements and lack of operating capital.

       Net loss for the year ended January 31, 2017 was $17,786 compared with $39,388 for the year ended January 31, 2016. The overall decrease in net loss of $21,602 was attributed to the lower costs associated with filing the Company's ongoing reporting requirements and lack of additional operating capital.

Liquidity and Capital Resources

As at January 31, 2017, the Company’s cash balance was $489 compared to $3,358 as at January 31, 2016 and its total assets were $489 compared with $3,358 as at January 31, 2016. The decrease in cash is attributed to costs associated with filing the Company's Registration Statement and ongoing reporting requirements.

As at January 31, 2017, the Company had total liabilities of $33,135 compared with total liabilities of $29,283 as at January 31, 2016. The change in total liabilities was attributed to increases in accounts payable and loan from related party.

As at January 31, 2017, the Company had a working capital of $(32,646) compared with $(25,925) as at January 2016. The increase in working capital deficit was attributed to the costs associated with filing the Company's ongoing reporting requirements and to increases in accounts payable and loan from related party.
.

Cashflow from Operating Activities

During the year ended January 31, 2017, the Company used $11,391 of cash for operating activities compared to the use of $25,529 of cash for operating activities during the year ended January 31, 2016.

Cashflow from Financing Activities

During the year ended January 31, 2017, the Company received $8,522 of cash from financing activities compared to $1,341for the year ended January 31, 2016.

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

Financial Statements

Pacificorp Holdings, Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pacificorp Holdings, LTD

We have audited the accompanying balance sheets of Pacificorp Holdings, LTD as of January 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacificorp Holdings, Ltd. as of January 31, 2017 and 2016 and the related statement of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, CA
May 12, 2017

Pacificorp Holdings, Ltd.
BALANCE SHEETS

	January 31, 2017	January 31, 2016

ASSETS

Current assets:
Cash	$489	$3,358

Total assets	489	3,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	4,601	1,221
Related Party Loan	28,534	28,062
Total liabilities	33,135	29,283

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par value	8,390	8,390
Additional Paid in Capital	37,713	26,648
Deficit accumulated	(78,749)	(60,963)
Total stockholders' deficit	(32,646)	(25,925)

Total liabilities and stockholders' equity	$489	$3,358

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2017	For the Year Ended January 31, 2016

Operating Expenses:

General and administrative	$14,771	$34,250
Total Operating Expenses	14,771	34,250

Other Expenses
Interest Expense, net	3,015	5,138

Net loss for the period	$(17,786)	$(39,388)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	8,390,000	8,390,000

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Number of Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders` Equity

BALANCE OCTOBER 6, 2014 (INCEPTION)	-	$-	$-	$-	$-
Shares subscribed at $0.001	6,000,000	6,000			8,390
Shares subscribed at $0.01	2,390,000	2,390	21,510		21,510
Net loss		-		(21,575)	(21,575)
BALANCE JANUARY 31, 2015	8,390,000	$8,390	$21,510	$(21,575)	$8,325
Interest Expense	-	-	5,138	-	5,138
Net Loss	-	-	-	(39,388)	(39,388)
BALANCE JANUARY 31, 2016	8,390,000	$8,390	$26,648	$(60,963)	$(25,925)
Imputed Interest Expense	-	-	3,047	-	3,015
Shareholder Contributions	-	-	9,595	-	8050
Net Loss	-	-	-	(17,786)	(17,786)
BALANCE JANUARY 31, 2017	-	-	39,259	(78,749)	(32,646)

The accompanying notes are an integral part of these financial statements

=
Pacificorp Holdings, Ltd
STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2017	For the Year Ended January 31, 2016

Cash flow from operating activities:
Net loss	$(17,786)	$(39,388)
Imputed Interest Expense	3,015	5,138
Changes in operating assets and liabilities:
Prepaid Expenses		$7,500
Accounts Payable	3,380	1,221
Net Cash Used in Operating activities	$(11,391)	$(25,529)

Cash flows from financing activities:
Proceeds from Related Party Loan	472	1,341
Contributions from Shareholder	8,050	-
Net cash provided by financing activities	8,522	1,341

Decrease in cash during the period	(2,869)	(24,188)

Cash, beginning of period	3,358	27,546

Cash, end of period	$489	$3,358

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2017and January 31, 2016, there were no cash equivalents.

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

Impairment of Long Lived Assets

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company's mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired. The mining claim is fully impaired as of January 31, 2017 and 2016.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended January 31, 2017and 2016, there were no potentially dilutive securities.

 Recent Accounting Pronouncements

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
NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 – LOAN FROM RELATED PARTY

During the period from inception to January 31, 2017  the Company received advances totaling $28,534 from the CEO of the Company, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower.  The company has calculated imputed interest of $3,015 and recorded under additional paid in capital.

PACIFICORP HOLDINGS, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENTS

On March 15, 2017, Mr. Laurie Stephenson was appointed as a member of the board of directors. Additionally, Mr. Stephenson was appointed President, CEO, Secretary and Treasurer of the Corporation, immediately following the resignation of Wan Soo Lee as an officer of the Corporation.

On March 15, 2017 Mr. Kook Chong Yoo tendered his resignation as an officer and director of the Corporation. Additionally, On March 15, 2017 Mr. Wan Soo Lee tendered his resignation as an officer of the Corporation. Mr. Lee will remain as a director of the Corporation.

Additionally, there have been no conflicts with the Corporation or other board members during Mr. Yoo’s tenure as an officer and director and Mr. Lee’s tenure as an officer.

On March 29, 2017 the Registrant entered into a Letter of Intent with Affordable Green Washington LLC of Tacoma WA to obtain an exclusive license to market and distribute Affordable Green’s Products in the State of Washington.

The terms of the Letter of Intent are $50,000 on or before April 30, 2017, $50,000 on or before May 31, 2017 and a balance of $2,000,000 within six months for an aggregate total of $2,100,000.

On May 2, 2017 Mr. Jason Sakowski was appointed to the board of directors and as an officer of the Corporation. Immediately following Mr. Sakowski’s appointment Laurence Stephenson resigned his positions as an officer and director of the Corporation.

There have been no conflicts with the Corporation or other board members during Mr. Stephenson’s tenure as an officer and director and his resignation was a result of conflicting schedules and personal reasons.

On May 4, 2017, the Company entered into an exclusive License Agreement with Affordable Green Washington LLC.

The License Fees shall be due and payable as follows:

$25,000 Due upon execution of the agreement receipt of which has been acknowledged by all parties; $25,000 Due on or before May 15, 2017; and $50,000 Due on or before May 31, 2017; and $2,000,000 on or before September 30, 2017, with closing to occur on or before May 31, 2017.

The fee of $25,000 due upon signing of the agreement was paid by a third party on behalf of the Company.

There can be no assurance that the Company will be able to raise the requisite funding associated with the terms and conditions of the License Agreement.

The Licensor may terminate the Agreement upon delivery of written notice to the Licensee if the Licensee has not fulfilled its obligations, and such obligations are not fulfilled within sixty (60) days following delivery to the Licensee by the Licensor of written notice identifying the non-fulfilment and stating its intention to terminate this Agreement if the obligations are not fulfilled within the thirty (60) days.

The License also provides the Company with the right of first refusal to other states that has approved the medical and non-medical application of Marijuana and related products, and first right of refusal for the country of Canada which has scheduled the legalization of Marijuana for medical and non-medical use in 2018. Additionally, the agreement provides the Company with the opportunity to white paper license (use their own Brand) with permission from Affordable Green Washington LLC.

The License Agreement contains customary representations and warranties, any breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader.  The license agreement may be read in its entirety as Exhibit 10.1 to form 8-K filed with the SEC on May 9, 2017.

On May 4, 2017, Director Wan Soo Lee resigned his position as a director.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the last two fiscal years and subsequent interim periods.

ITEM 9A.             CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2.
We did not maintain appropriate cash controls – As of January 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at January 31, 2017 the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2017- 2018.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

 ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Wan Soo Lee	62	CEO, CFO, President, & Director	October 6, 2014
Kook Chong Yoo	51	Treasurer, Secretary, & Director	October 6, 2014
Laurence Stephenson	64	CEO, CFO, President, & Director	March 15, 2017
Jason Sakowski	50	Treasurer, Secretary, & Director	May 2, 2017

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Wan Soo Lee:  Wan Soo Lee has acted as our President, Chief Executive Officer, Chief Financial officer and Director since our inception on October 6, 2014.Wan Soo Lee has specific experience and a background in Mechanical Engineering, and supervising large commercial developments and overseeing numerous employees. From 1990 to present Wan Soo Lee, has been employed by Sam Kook Ltd. in various positions from ranging from supervisor to project manager and has been responsible for overseeing and supervising large commercial developments and overseeing numerous employees.   Wan Soo Lee currently sits on the board of directors of Sam Kook Ltd. as an executive director.  Sam Kook Ltd. is a company that specializes in large commercial applications (Office Towers, Complexes, etc.) for heating, cooling, fire extinguishing, plumbing and drainage systems. Wan Soo Lee also holds a degree in engineering from Hong LK University. Mr. Lee resigned his positions as an officer of the Company on March15, 2017 and still remains a director of the Company.

Kook Chong Yoo: Kook Chong Yoo has acted as our as our Treasurer, and Chief Accounting Officer and Director since our inception on October 6, 2014. Kook Chong Yoo has specific experience and a background in finance, planning and budgeting, and supervision.  From 1990 to 2011 Kook Chong Yoo worked for the City of Seoul Korea, as a supervisor of three departments during his tenure with the City of Seoul, (population 9.82 m "Google"). These included, city planning and budgeting, social services and maintenance and security, and was responsible for overseeing numerous city employees with these departments. Upon Mr. Yoo's leaving the employ of the City of Seoul in 2011, to the start up of his own real estate company in 2013, Mr. Yoo took time off to explore and evaluate other business opportunities, which included obtaining his Real estate license.  From 2013 to present Kook Chong Yoo own and operates his own real estate firm.  Kook Chong Yoo also holds a degree in English language and literature from Gyeong Gi University. Mr. Yoo resigned his positions as a director and officer on March 15, 2017.

Laurence Stephenson: Was appointed to the Board of directors on March 15, 2017. Mr. Stephenson graduated in 1975, from Carleton University in Ottawa, Ontario, Canada, with a Bachelor of Science Degree in geology and in 1985, from York University in Toronto Ontario, Canada, with a Masters of Business Administration is responsible for  negotiations with numerous exploration companies, prospectors and governmental departments to secure prospects and permits to enable various junior companies to conduct their exploration programs.  In addition, to hiring and evaluating geological staff, preparing engineering and assessment reports, investor reports and business plans, he was responsible for ensuring the company conformed to Securities and Mining regulations.

From 1975 to 1985, Mr. Stephenson was District Geologist for Duval International Corporation of Toronto, Ontario where his duties the planning, organizing and budgeting for exploration programs throughout Eastern Canada and the United States. During that time, he assisted in the formation of local governmental lobby groups in the Province of Newfoundland and Labrador.

In October 1987, Mr. Stephenson became a director of Glencairn Explorations Ltd., a company listed on the TSX Venture Exchange where he was instrumental in organizing the company’s venture into a South American diamond placer project and participating in financing and geological advise with respect to ongoing ventures for the company including the start up of gold producer Wheaton River Explorations Inc., an independent subsidiary of Glencairn Explorations Ltd.  He remained a director of this company until 2002.

In 1989, he initiated a junior exploration company, Kokanee Explorations Ltd. which raised over $8 million for exploration ventures in Canada and the United States and was the director of exploration for Golden Chief Resources when it concluded and operated it’s 1998/99 joint venture with Kinross Gold Company on the Atlanta Property of eastern Nevada.

Since 1999, Mr. Stephenson was involved in the re-organization of Sutcliffe Resources Inc., a company listed on the Toronto Venture Stock Exchange in Canada, which subsequently raised $55 million for projects in Russia.

In addition, to working with Sutcliffe Resources Inc. (2001-2008) he worked with   several associated Junior mineral exploration and development companies in the Senior Geologist Manager role including Consolidated Goldwin Ventures (Now WestKam Gold Inc) , Sidon International Resources (now Cameo Resources Ltd.) and Douglas Lake Minerals Inc(now Handeni Gold Inc) directing exploration for the companies throughout Canada the United States and throughout the world (South America; Africa and Australia including Diamond Projects in NWT, copper platinum in Ungava Project, Northern Canada copper in Dolly Varden Property of eastern Nevada, USA, gold in Kamloops British Columbia, Canada gold in Tanzania and gold and Diamonds in Brazil).

 In 2006-2010 he was the lead geologist promoter to successfully bring Kokanee Minerals to full trading status on the TSX – Venture Exchange (2010) and subsequently developed the project in Tanzania that the company raise $7.5 million on for exploration.
He has directed the exploration and development expenditures of over $20 million during the last 10 years as the main Consultant to True Zone Resources and Cameo Resources as well as directing Preston Corp on the OTC BB to a successful start-up.

Mr. Stephenson as a professional engineer is responsible for directing and ensuring that all operations are conducted in a workman like way and comply with regulatory rules. Mr. Stephenson resigned his position as an officer and director on May 2, 2017 as aresult of conflicting schedules and for personal reasons. There were no conflicts with Mr. Stephenson and other board members.

Jason Sakowski: Mr Sakowski was appointed to the board of directors on May 2, 2017. He is currently President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Director of Global Karaoke Network, Inc. Mr. Sakowski has executive management experience in the music industry. He began his career working with up and coming rock bands such as Nickelback, Jar and Noise Therapy. He became well known in the North American and international touring circuit over the next decade, hitting the road with such platinum and multi-platinum selling artists as Nickelback, Theory Of A Deadman, Three Days Grace, All American Rejects, and Hoobastank. In the process, he gained considerable experience and knowledge about breaking and developing bands from the beginning stages to global success. Mr. Sakowski served as the Production Manager for Hoobastank from January 2005 through October of 2010. In November of 2007, he founded his own management company called 38 Entertainment, Inc. and he currently serves as its President. In December of 2010 Mr. Sakowski became President of Arsenic Records, a full service record/management company based in Nashville, Tennessee. Currently, he is working on various projects with Chris Henderson of 3 Doors Down and world-renowned producer/engineer, Kevin Churko, along with record producer Toby Wright.

.Identification of Significant Employees

We have no significant employees other than our Board of Directors

Family Relationships

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

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended January 31, 2017 and 2016:
Name and Position	Fiscal year ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wan Soo Lee(1) President, Secretary, CEO, CFO, , and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kook Chong Yoo) (2), Treasurer ,and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Laurence Stephenson (3)President, CEO, Secretary, Treasurer and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Wan Soo Lee has been a director of our company since October 6, 2014 and was appointed President, Chief Executive officer, Chief Financial Officer, of our company on October 6, 2014, On March 15, 2017 Mr. Lee Resigned his positions as an officer of the Company and is still currently a director of the Company. Mr. Lee resigned his position as a director on May 4, 2017.

2. Kook Chong Yoo has been a director of our company since October 6, 2014, and was appointed as, Treasurer, of our company on October 6, 2014.Kook Chong Yoo resigned his position as an officer and director on March 15, 2017. Mr. Yoo resigned his position as an officer and director on March 15, 2017.

3. Laurence Stevenson was appointed to the board of directors on March 15, 2017 and subsequently resigned his positions as an officer and director on May 2, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended January 31, 2017.

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

2.	Based on 8,390,000issued and outstanding shares of Common Stock as of January 31, 2017.

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

According to the NASDAQ definition, Jason Sakowski is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended January 31, 2017	Year Ended January 31, 2016
Audit fees	$9,700	$9,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,700	$9,500

Audit Fees

During the fiscal years ended January 31, 2017 and 2016, we incurred approximately $9,700 and 9,500 respectively in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended January 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended January 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $9,700and $9,500, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended January 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended January 31, 2017, and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

PACIFICORP HOLDINGS, LTD.

Dated: May 12 , 2017

                   /s/ Jason Sakowski
        By:  Jason Sakowski
                Its: President, Principal Executive Officer