Form 10-K/A
period 2017-01-31
Pacificorp Holdings Ltd.
filed 2017-05-16
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Pacificorp Holdings Ltd. for the fiscal year ended January 31, 2017 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K filed as of May 12, 2017.

PART IV
ITEM 15.             EXHIBITS.

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on April 21, 2015, as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on April 21, 2015as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on April 21, 2015as part of our Registration Statement on Form S-1.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICORP HOLDINGS, LTD.

Dated: May 15 , 2017

        /s/ Jason Sakowski
        By:    Jason Sakowski
                  Its: President, Principal Executive Officer