Form 10-Q
period 2017-04-30
Pacificorp Holdings Ltd.
filed 2017-06-21
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-55467

PACIFICORP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-2055848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Lake City Way NE, Seattle WA	98125
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(800) 929-3293

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

Yes [ ] No [ ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 30, 2017, there were 8,390,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PACIFICORP HOLDINGS, LTD.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Pacificorp Holdings, Ltd.
BALANCE SHEETS

	April	January
	30, 2017	31, 2017
	Unaudited	Audited
ASSETS
Current assets:
Cash	$6,222	$489
Prepaid expenses	3,951	-
Total current assets	10,173	489
Non-current assets:
Deposit on license	25,000	-
Total Non-current assets	25,000	-
Total assets	35,173	489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	-	4,601
Note payable	25,000	-
Note payable – related party	47,225	28,534
Total liabilities	72,225	33,135
Stockholders' deficit:
Common stock; authorized 100,000,000; 8,390,000 shares at $0.001 par value	8,390	8,390
Additional paid in capital	38,360	37,713
Deficit accumulated	(83,802)	(78,749)
Total stockholders' deficit	(37,052)	(32,646)

Total liabilities and stockholders' deficit	$35,173	$489

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, Ltd.
STATEMENTS OF OPERATIONS

	For the Period Ended April 30, 2017	For the Period Ended April 30, 2016

Operating Expenses:

General and administrative	$4,315	$4,320
Total Operating Expenses	4,315	4,320

Other Expenses
Interest expense, net	738	994

Net loss for the period	$(5,053)	$(5,314)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	8,390,000	8,390,000

The accompanying notes are an integral part of these financial statements

Pacificorp Holdings, LtD.
STATEMENTS OF CASH FLOWS

	For the Period Ended April 30, 2017	For the Period Ended April 30, 2016

Cash flow from operating activities:
Net loss	$(5,053)	$(5,314)
Imputed interest expense	647	994
Accrued interest	91	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,951)	-
Accounts payable	(4,601)	-
Net Cash Used in Operating activities	$(12,867)	$(4,320)

Cash flows from investing activities:
Deposit on license	(25,000)	-
Net cash used in investing activities	$(25,000)	$-
Cash flows from financing activities:
Proceeds from note payable - related party	18,600	-
Proceeds from note payable	25,000	4,200
Net cash provided by financing activities	43,600	4,200

Decrease in cash during the period	5,733	(120)

Cash, beginning of period	489	3,358

Cash, end of period	$6,222	$3,238

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of April 30, 2017 and January 31, 2016, there were no cash equivalents.

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended April 30, 2017 and 2016, there were no potentially dilutive securities.

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

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – NOTE PAYABLE - RELATED PARTY

As of April 30, 2017 and January 31, 2017, the Company received advances totaling $47,225 from a related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower.  The Company has recorded imputed interest of $647 and accrued interest of $91 respectively for the three month period ending April 30, 2017.

NOTE 5 – NOTE PAYABLE

As of April 30, 2017, the Company received advances totaling $25,000 from an unrelated party, the advances are unsecured and bare an interest rate of 5% per annum, and are due upon demand giving 30 days written notice to the borrower. The Company has recorded accrued interest of $0 for the three month period ending April 30, 2017.

PACIFICORP HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
NOTE 6 – RELATED PARTY CONTRIBUTIONS

During the three month period ending April 30, 2017 and 2016 the Company received contributions totaling $0 and $4,200 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 7—SUBSEQUENT EVENTS

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

Additionally Director Wan Soo Lee resigned his position as a director on May 4, 2017

On June 1, 2017, the Registrant entered into an amended exclusive License Agreement with Affordable Green Washington LLC. The Licensee Agreement was amended in order to revise the payment schedule, making the milestones more attainable and attractive for both parties. As of June 20, 2017 the Company has paid a total of $60,000 on the License Agreement.

The Amended License Fees shall be due and payable as follows:

Licensee shall pay to Licensor an aggregate total $2,200,000 USD, comprised of payments of twenty five thousand ($25,000) on or before April 30, 2017 and nine thousand eight hundred ($9,800) on or before May 16th which the receipt is hereby acknowledged; and fifteen thousand two hundred ($15,200) on or before June 2nd, 2017 and ten thousand ($10,000) on or before June 5th, 2017 of which both have been paid by a third party subsequent to April 30, 2017; and seventy-five thousand ($75,000) on or before June 30, 2017; and one hundred fifty thousand ($150,000) on or before July 30th, 2017; and two hundred fifty thousand ($250,000) on or before August 25, 2017; and eight hundred-fifty thousand ($850,000) on or before September 25th and the balance of eight hundred fifteen thousand ($815,000) on or before October 30, 2017.

The Amended License Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the Amended License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Amended License Agreement, this reference is made to such agreement, The  Amended License Agreement may be read in its entirety as Exhibit 10.1 to form 8-K/A filed with the SEC on June 6, 2017.

On June 2, 2017 the board of directors adopted a resolution to initiate a forward split on a 6 for 1 basis. Additionally, the resolution also provided for the merger of Cannabis Leaf  Incorporated (subsidiary) into Pacificorp Holdings Ltd. (Parent),  In addition to the resolution the Company has executed a Merger Agreement and Articles of Merger pursuant to NRS 92A.180 resulting in a forward split and name change to Cannabis Leaf Incorporated. No consideration was paid as part of this agreement. The Company has filed these corporate actions with FINRA and to date no approvals from FINRA have been granted.

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

Corporate History

On May 4, 2017 the Registrant entered into an exclusive licensing agreement with Affordable Green Washington LLC of Tacoma WA to market and distribute Affordable Green’s Products in the State of Washington.  Once marketing and distribution have been established in Washington State the Company may expand to other States on a State by State basis. Additionally, the Company also has first right of refusal to market and distribute Affordable Green’s products in Canada if as and when legislation is passed in Canada for the legalization and importation of Marijuana and Marijuana products.

We were incorporated on October 6, 2014, and were originally a startup exploration company without mining operations. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We have not implemented this business plan to date and have since entered into agreements to change our original business. In order complete Phase 1, with an estimated cost of $7,800 and Phase II, with an estimated cost of $22,374 of our anticipated exploration program. We will need to raise additional funds, with Phase 1 expected to commence between July 31, 2017 and September 30, 2017. To date we have not commenced our exploration program. Our mining claims the Delcer Buttes 1-12 are currently in good standing with Elko County and Bureau of Land Management (BLM) There is no assurance that a commercially viable copper, lead, zinc, and tungsten mineral deposit exists on our mining claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our mining claims can be determined. Even if we complete our current exploration program and it is successful in identifying a copper, lead, zinc, and tungsten deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. Due to the extensive experience in mining and exploration of Laurie Stephenson a former director and officer of the Company and currently a consultant of the Company, the Company may still choose to pursue the Original business plan also

We entered into a verbal agreement with our consulting Geologist DA Bending to act as an agent to prospect, locate, stake claims, register claims and provide a preliminary geological report for us, and is comprised of one claim block of 12 claims or 240 acres, respectively. The claims are located in the Ruby Valley Approximately 83km southeast of Elko Nevada.  The nearest commercial airport is at Reno, approximately 360 road miles from the property. The Delcer Buttes Property is in good standing with the State of Nevada and The Bureau of Land Management (BLM) and is due for renewal on or before August 31, 2017 at a cost of approximately $2,000. The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

Events Subsequent to April 30, 2017

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

Additionally Director Wan Soo Lee resigned his position as a director on May 4, 2017

On June 1, 2017, the Registrant entered into an amended exclusive License Agreement with Affordable Green Washington LLC. The Licensee Agreement was amended in order to revise the payment schedule, making the milestones more attainable and attractive for both parties. As of June 19, 2017 the Company has paid a total of $60,000 on the License Agreement.

The Amended License Fees shall be due and payable as follows:

Licensee shall pay to Licensor an aggregate total $2,200,000 USD, comprised of payments of twenty five thousand ($25,000) on or before April 30, 2017 and nine thousand eight hundred ($9,800) on or before May 16th which the receipt is hereby acknowledged; and fifteen thousand two hundred ($15,200) on or before June 2nd, 2017 and ten thousand ($10,000) on or before June 5th, 2017 of which both have been paid by a third party subsequent to April 30, 2017; and seventy-five thousand ($75,000) on or before June 30, 2017; and one hundred fifty thousand ($150,000) on or before July 30th, 2017; and two hundred fifty thousand ($250,000) on or before August 25, 2017; and eight hundred-fifty thousand ($850,000) on or before September 25th and the balance of eight hundred fifteen thousand ($815,000) on or before October 30, 2017.

The Amended License Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the Amended License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Amended License Agreement, this reference is made to such agreement, The  Amended License Agreement may be read in its entirety as Exhibit 10.1 to form 8-K/A filed with the SEC on June 6, 2017.

On June 2, 2017 the board of directors adopted a resolution to initiate a forward split on a 6 for 1 basis. Additionally, the resolution also provided for the merger of Cannabis Leaf  Incorporated (subsidiary) into Pacificorp Holdings Ltd. (Parent),  In addition to the resolution the Company has executed a Merger Agreement and Articles of Merger pursuant to NRS 92A.180 resulting in a forward split and name change to Cannabis Leaf Incorporated. No consideration was paid as part of this agreement. The Company has filed these corporate actions with FINRA and to date no approvals from FINRA have been granted.

RESULTS OF OPERATIONS

Working Capital
	At April 30, 2017	At January 31, 2017
Current Assets	$10,173	$489
Current Liabilities	72,225	33,135
Working Capital	$(62,052)	(32,646)

Cash Flows

	Three Months Ended April 30, 2017	Three Months Ended April 30,2016
Cash Flows used in Operating Activities	$(12,867)	$(4,320)
Cash Flows used in Investing Activities	(25,000)	-
Cash Flows provided by Financing Activities	43,600	4,200
Net Change During Period	$5,733	$(120)

The decrease in our working capital at April 30, 2017 from the period ended January 31, 2017 is reflective of the current state of our business development.

As of April 30, 2017, we had cash on hand of $6,222.  Since our inception, we have used our common stock and short term loans to raise money for our operations and for our property and acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2017 was $5,053 as compared to operating expenses for the three month period ended April 30, 2016 was $4,320. This was attributed to the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Liquidity and Capital Resources

As of April 30, 2017, the Company’s cash balance was $6,222 compared to $489 as at January 31, 2017 and its total assets were $35,173 compared with $489 as at January 31, 2017. The increase in total assets is attributed to the Company entering into the License Agreement with Affordable Green Washington LLC and the increased costs associated with ongoing reporting requirements.

As of April 30, 2017, the Company had total liabilities of $72,225 compared with total liabilities of $33,135 as at January 31, 2017. The change in total liabilities was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC. and increases in loans payable.

As of April 30, 2017, the Company had a working capital deficit of $(37,052) compared with $(32,646) as of January 31, 2017. The increase in working capital deficit was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC, increases in unrelated party loans payable and increased costs associated with ongoing reporting requirements.

Cashflow from Operating Activities

During the three month period ended April 30, 2017, the Company used $12,867 of cash for operating activities. This was attributed to the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC., increases in unrelated party loans payable and increased costs associated with ongoing reporting requirements.

During the three month period ended April 30, 2016, the Company used $4,320 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Investing Activities

During the three month period ended April 30, 2017, the Company used $25,000 of cash in investing activities. This was received from an unrelated party loan and used for a deposit on the Company’s License Agreement with Affordable Green Washington LLC.

During the Three month period ended April 30, 2016, the Company used $0 of cash in investing activities.

Cashflow from Financing Activities

During the three month period ended April 30, 2017, the Company received $25,000 of cash from financing activities. This was received from an unrelated party loan.

During the three month period ended April 30, 2017, the Company received $18,600 of cash from financing activities. This was received from a related party loan.

During the Three month period ended April 30, 2016, the Company received $4,200 of cash from financing activities. This was received from shareholders contributions and advances from our directors

Off-Balance Sheet Arrangements

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Pacificorp Holdings, Ltd.

Dated: June 21, 2017	By: /s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director