Form 10-Q
period 2017-07-31
Cannabis Leaf, Inc.
filed 2017-09-19
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-55467

CANNABIS LEAF, INC.
(Formerly Pacificorp Holdings, Ltd.)
(Exact name of registrant as specified in its charter)

Nevada	47-2055848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 9th Avenue NE, Seattle WA	98105
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(206) 430-6250

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 31, 2017, there were 50,340,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Cannabis Leaf, Inc.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cannabis Leaf, Inc. (formerly Pacificorp Holdings, Inc.) (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Cannabis" refers to Cannabis Leaf, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
BALANCE SHEETS

	July	January
	31, 2017	31, 2017
	Unaudited	Audited
ASSETS

Current assets:
Cash	4,722	489
Prepaid Expenses	4,000
Total current assets	8,722	489

Non-current assets:
Deposit on license	60,000	-
Total Non-current assets	60,000	-

Total assets	68,722	489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	2,402	4,601
Unrelated Party Loan	75,712
Related Party Loan	47,459	28,534
Total liabilities	125,573	33,135

Stockholders' deficit:
Common stock; authorized 600,000,000; 50,340,000 shares at $0.001 par value	50,340	50,340
Additional Paid in Capital	0	0
Deficit accumulated	(107,191)	(82,986)
Total stockholders' deficit	(56,851)	(32,646)

Total liabilities and stockholders' equity	68,722	489

The accompanying notes are an integral part of these financial statements
All amounts have been reflected retroactively to allow for a 6 to 1 forward split

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
STATEMENTS OF OPERATIONS

	For the Three Month Period Ended July 31, 2017	For the Three Month Period Ended July 31, 2016	For the Six month Period Ended July 31, 2017	For the Six Month Period Ended July 31, 2016

Operating Expenses:
General and administrative	$18,853	$4,159	$23,168	$8,479
Total Operating Expenses	18,853	4,159	23,168	8,479

Other Expenses
Interest Expense, net	1,608	659	2,346	1,653

Net loss for the period	$(20,461)	$(4,818)	$(25,514)	$(10,132)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	50,340,000	50,340,000	50,340,000	50,340,000

The accompanying notes are an integral part of these financial statements
All amounts have been reflected retroactively to allow for a 6 to 1 forward split

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
STATEMENTS OF CASH FLOWS

	For the Six Month Period Ended July, 31 2017	For the Six Month Period Ended July, 31, 2016

Cash flow from operating activities:
Net loss	$(25,514)	$(10,132)
Imputed interest expense	1,309	1,653
Accrued interest	1,037
Changes in operating assets and liabilities:
Prepaid expenses	$(4,000)	$2,539
Accounts payable	(2,199)	-
Net Cash Used in Operating activities	$(29,367)	$(5,940)

Cash flows from investing activities:
Deposit on license	$(60,000)	$-
Net cash used in investing activities	(60,000)	-

Cash flows from financing activities:
Proceeds from note payable - related party	18,600	-
Proceeds from note payable	75,000	-
Contributions from Shareholder	-	5,700
Net cash provided by financing activities	93,600	5,700

Increase (decrease) in cash during the period	4,233	(240)

Cash, beginning of period	489	3,358

Cash, end of period	$4,722	$3,118

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements
All amounts have been reflected retroactively to allow for a 6 to 1 forward split

CANNABIS LEAF, INC.
( FORMERLY PACIFICORP HOLDINGS, LTD.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Pacificorp Holdings, Ltd. (the "Company") was incorporated in the State of Nevada on October 6, 2014. The Company was organized to develop and explore mineral properties in the State of Nevada.
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. The Company has changed it business from a mining and exploration company and entered in to an exclusive license agreement with Affordable Green LLC of Tacoma WA. Additionally, the Company has changed its name as a result of a merger with the Company's wholly owned subsidiary Cannabis Leaf, Inc. as a result of this merger Pacificorp Adopted the name of the subsidiary. There were no assets purchased or shares exchanged.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017. This interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of July 31, 2017 and January 31, 2017, there were no cash equivalents.

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
Income Taxes
The Company utilizes FASB ACS 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's widely understood administrative practices and precedents.
Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.
We have implemented certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 and have analyzed filing positions in United States jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the United States as our "major" tax jurisdiction.  Generally, we remain subject to United States examination of our income tax returns.

CANNABIS LEAF, INC.
( FORMERLY PACIFICORP HOLDINGS, LTD.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), "Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.
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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended July 31, 2017 and 2016, there were no potentially dilutive securities.
 Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This standard has no material effect on our financial statements

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This standard has no material effect on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted This standard has no material effect on our financial statements

As of July 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company's financial statements to have a material impact on the Company's CFS.

CANNABIS LEAF, INC.
( FORMERLY PACIFICORP HOLDINGS, LTD.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Recent Accounting Pronouncements – Not Adopted

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)
b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern
b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

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

CANNABIS LEAF, INC.
( FORMERLY PACIFICORP HOLDINGS, LTD.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company has sustained operating losses since inception. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to begin exploration activities however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company's equity securities, which may not be available on commercially reasonable terms, if at all.

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

NOTE 4 - DEPOSIT ON LICENSE

As of July 31, 2017 the Company has paid a total of $60,000 as a deposit on their License with Affordable Green LLC. All funds received were by of short term loans that bear a 5% annual interest rate.

NOTE 5 – NOTE PAYABLE FROM RELATED PARTY
As of July 31, 2017 and January 31, 2017, the Company received advances totaling $47,459 and 28,534 respectively from related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower.  The Company has recorded imputed interest of $1,309 and accrued interest of $325 respectively for the six month period ending July 31, 2017.

NOTE 6 – PREPAID EXPENSES

As of July 31, 2017 the Company has prepaid expenses of 4,000 for professional services.

NOTE 7 – RELATED PARTY CONTRIBUTIONS
During the three month period ending July 31, 2017 and 2016 the Company received contributions totaling $0 and $5,700 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

CANNABIS LEAF, INC.
( FORMERLY PACIFICORP HOLDINGS, LTD.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
NOTE 8 – NOTE PAYABLE
As of July 31, 2017 the Company received advances totaling $75,000 from an unrelated party, the advances are unsecured and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded accrued interest of $712 for the six month period ending July 31, 2017.

NOTE 9 – FORWARD SPLIT
On June 26, 2017 FINRA approved a 6 to 1 Forward split, all numbers reflected in the Financial Statements account for the forward split and have been retroactively adjusted, including the an increase to authorized capital from 100,000,000 shares to 600,000,000 shares of common stock.

NOTE 10—SUBSEQUENT EVENTS
On August 1, 2017 Jason Sakowski the registrants current President and CEO and a director entered in to purchase agreements with the former directors and officers of the Registrant to purchase an aggregate total of twenty seven million (27,000,000) Restricted Common Shares, resulting in a change in control of the Registrant. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018.

The Share Purchase Agreements contains other terms and conditions. The foregoing summary description of the terms of the Share Purchase Agreements may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Share purchase Agreements, may viewed in their entirety which were filed as Exhibit 10.1and 10.2 respectively on Form 8-K.

As of July 31, 2017 The license agreement with Affordable Green LLC. is in default. However, the Company and Affordable Green are working together to remedy the default. To date the Company has paid a total of $60,000 as a deposit on their License with Affordable Green LLC. and subsequently have paid an additional $45,000 for an aggregate total of $105,000 as of September 5, 2017 all funds received were by of short term loans that bear a 5% annual interest rate.

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

Additionally, there have been no conflicts with the Corporation or other board members during Mr. Yoo's tenure as an officer and director and Mr. Lee's tenure as an officer.

On March 29, 2017 the Registrant entered into a Letter of Intent with Affordable Green Washington LLC of Tacoma WA to obtain an exclusive license to market and distribute Affordable Green's Products in the State of Washington.

The terms of the Letter of Intent are $50,000 on or before April 30, 2017, $50,000 on or before May 31, 2017 and a balance of $2,000,000 within six months for an aggregate total of $2,100,000.

On May 2, 2017 Mr. Jason Sakowski was appointed to the board of directors and as an officer of the Corporation. Immediately following Mr. Sakowski's appointment Laurence Stephenson resigned his positions as an officer and director of the Corporation.

There have been no conflicts with the Corporation or other board members during Mr. Stephenson's tenure as an officer and director and his resignation was a result of conflicting schedules and personal reasons.

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

Additionally Director Wan Soo Lee resigned his position as a director on May 4, 2017

On June 1, 2017, the Registrant entered into an amended exclusive License Agreement with Affordable Green Washington LLC.

The Amended License Fees shall be due and payable as follows:

Licensee shall pay to Licensor an aggregate total $2,200,000 USD, comprised of payments of twenty five thousand ($25,000) on or before April 30, 2017 and nine thousand eight hundred ($9,800) on or before May 16th which the receipt is hereby acknowledged; and fifteen thousand two hundred ($15,200) on or before June 2nd, 2017 and ten thousand ($10,000) on or before June 5th, 2017; and seventy-five thousand ($75,000) on or before June 30, 2017; and one hundred fifty thousand ($150,000) on or before July 30th, 2017; and two hundred fifty thousand ($250,000) on or before August 25, 2017; and eight hundred-fifty thousand ($850,000) on or before September 25th and the balance of eight hundred fifteen thousand ($815,000) on or before October 30, 2017.

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
Change of Name

On June 2, 2017 Pacificorp Holdings, Ltd., Nevada corporation (the "Company"), entered into a short form Merger Agreement with the Company's wholly owned subsidiary in order to effect  the change  of their corporate name. The name change was effected through a parent/subsidiary short-form merger of the Company and its wholly-owned subsidiary, Cannabis Leaf Incorporated., a Nevada Corporation (the "Subsidiary"), under Section 92A.180 of the Nevada Revised Statutes ("NRS"). Pursuant to an Agreement of Merger, dated June 2, 2017 (the "Merger Agreement"), between the Company and the Subsidiary, effective June 7, 2017, the Subsidiary merged with and into the Company and ceased to exist (the "Merger"). The Company is the surviving entity and will adopt the Subsidiary's name in the Merger.

To effectuate the Merger, the Company filed Articles of Merger and the Merger Agreement with the Nevada Secretary of State on June 7, 2017. Copies of the Articles of Merger and Merger Agreement are filed  with the State of Nevada respectively and as Exhibits with the SEC on Form 8-K.

The Merger was approved by the board of directors of the Company and the Subsidiary on June 2, 2017. In accordance with NRS Section 92A.180, stockholder approval was not required.

Increase in Authorized Common shares and Forward Stock Split

On June 2, 2017, the Company' Board of Directors approved amending the Company's Articles of Incorporation by filing a Certificate of Change, pursuant to NRS 78.209, increasing its authorized shares from 100,000,000 shares of common stock at $.001 par value to 600,000,000 shares of common stock at $.001 par value; and affecting a 6 for 1 forward stock split (the "Forward Split"). The Certificate of Change was filed with the Secretary of State of the State of Nevada on June 5, 2017. A copy of the Certificate of Change is filed as Exhibit 3.3 to this Form 8-K and is incorporated by reference herein. In accordance with the Forward Split, a shareholder holding 100 shares will receive 500 additional shares of common stock, so that the shareholder will hold a total of 600 shares of common stock after the forward stock split.  Shareholders will not need to return their share certificates; the additional shares will be entered on the books of the Company's stock transfer agent, Action Stock Transfer.

Shareholder may request certificates for the additional shares, at the shareholder's expense, from the stock transfer agent. The forward stock split will not change the relative voting power of our shareholders.

The aforementioned forward split and name change were approved by FINRA on June 26, 2017, there was no change in the Issuer's trading symbol.

Other than changing the Company's name as a result of the Merger, increasing the authorized shares and affecting a 6 for 1 forward stock split, there were no other changes to the Company's Articles of Incorporation. None of these actions affect the rights of the Company's security holders.

 On July 25, 2017, the Registrant entered into an Addendum to the previous executed Amended License Agreement with Affordable Green Washington LLC.

 The Addendum to the License Agreement further defines amended terms and conditions as follows:

Section 10. Consideration

a)
Licensee shall pay to Licensor an aggregate total $2,300,000 USD ("Financing"), comprised of payments along the following schedule on or before the dates indicated below now referred to as the Financing Schedule:

30 April, 2017	$25,000.00	PAID
16 May, 2017	$9,800.00	PAID
2 June, 2017	$15,200.00	PAID
5 June, 2017	$10,000.00	PAID
24 July, 2017	$10,000.00
27 July, 2017	$35,000.00
10 August, 2017	$50,000.00
25 August, 2017	$255,000.00
14 September, 2017	$300,000.00
28 September, 2017	$850,000.00
26 October, 2017	$800,000.00
TOTAL	$2,300,000.00

b)	The Licensor will receive 100,000 restricted common shares of the Licensee on the closing of this Agreement;
c)
The Licensor will receive an additional 100,000 restricted common shares of the Licensee if at any time after August 25, 2017, the Licensee within 15 days is unable to make the Financing payment as outlined in the Financing Schedule;

The Addendum to the Amended License Agreement contains other terms and conditions. The foregoing summary description of the terms of the Addendum to the Amended License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Addendum to the Amended License Agreement, the  agreement may viewed in its entirety filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 31, 2017.

Events Subsequent to July 31, 2017

                On August 1, 2017 Jason Sakowski the registrants current President and CEO and a director entered in to purchase agreements with the former directors and officers of the Registrant to purchase an aggregate total of twenty seven million (27,000,000) Restricted Common Shares, resulting in a change in control of the Registrant. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018.

                 The Share Purchase Agreements contains other terms and conditions. The foregoing summary description of the terms of the Share Purchase Agreements may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Share purchase Agreements, may viewed in their entirety which were filed as Exhibit 10.1and 10.2 respectively on Form 8-K.

As of July 31, 2017 The license agreement with Affordable Green LLC. is in default. However, the Company and Affordable Green are working together to remedy the default. To date the Company has paid a total of $60,000 as a deposit on their License with Affordable Green LLC. and subsequently have paid an additional $45,000 for an aggregate total of $105,000 as of September 5, 2017 all funds received were by of short term loans that bear a 5% annual interest rate.

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2017	At January 31, 2017
Current Assets	$8,722	$489
Current Liabilities	125,573	33,135
Working Capital	$(116,851)	(32,646)

Cash Flows

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016
Cash Flows used in Operating Activities	$(29,367)	$(5,940)
Cash flows provided by Investing Activities	(60,000)	-
Cash Flows provided by Financing Activities	93,600	5,700
Net Increase (decrease) in Cash During Period	$4,233	$(240)

The decrease in our working capital at July 31, 2017 from the period ended January 31, 2017 is reflective of the current state of our business development.

As of July 31, 2017, we had cash on hand of $4,722.  Since our inception, we have used our common stock and short term loans to raise money for our operations and for our property and acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended July 31, 2017 was $18,853 as compared to operating expenses for the three month period ended July 31, 2016 was $4,159. This was attributed to the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Operating expenses for the six month period ended July 31, 2017 was $23,168 as compared to operating expenses for the six month period ended July 31, 2016 was $8,479. This was attributed to the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Liquidity and Capital Resources

As of July 31, 2017, the Company's cash balance was $4,722 compared to $489 as at January 31, 2017 and its total assets were $68,722 compared with $489 as at January 31, 2017. The increase in total assets is attributed to the Company entering into the License Agreement with Affordable Green Washington LLC and the increased costs associated with ongoing reporting requirements.

As of July 31, 2017, the Company had total liabilities of $125,573 compared with total liabilities of $33,135 as at January 31, 2017. The change in total liabilities was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC. and increases in loans payable.

As of July 31, 2017, the Company had a working capital deficit of $(116,851) compared with $(32,646) as of January 31, 2017. The increase in working capital deficit was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC, increases in unrelated party loans payable and increased costs associated with ongoing reporting requirements.

Cashflow from Operating Activities

During the six month period ended July 31, 2017, the Company used $29,367 of cash for operating activities. This was attributed to the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC., increases in unrelated party loans payable and increased costs associated with ongoing reporting requirements.

During the six month period ended July 31, 2016, the Company used $5,940 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Investing  Activities

            During the six month period ended July 31, 2017, the Company paid $60,000 as a deposit on license with no similar transaction in the prior comparative six month period.

Cashflow from Financing Activities

During the six month period ended July 31, 2017, the Company received $93,600 of cash from financing activities. This was received from advances from our directors and an unrelated third party.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the quarter, we did not issue any unregistered securities.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

               Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on April 21. 2015 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC April 21, 2015 as part of our Registration Statement on Form S-1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Leaf, Inc.

Dated: September 19, 2017	By: /s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director