Form 10-Q/A
period 2017-07-31
Cannabis Leaf, Inc.
filed 2017-09-20
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Cannabis Leaf, Inc. for the six month period ended July 31, 2017 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of September 19, 2017.

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

Cannabis Leaf, Inc.

Dated: September 20, 2017	By: /s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

3