Form 10-Q/A
period 2017-07-31
Cannabis Leaf, Inc.
filed 2018-02-09
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-55467

CANNABIS LEAF, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2055848
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4500 9th Avenue NE

Seattle, Washington 98105

 (Address of principal executive offices)

206-430-6250

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes     [_]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_]Yes     [_]No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_] Accelerated Filer [_] Emerging Growth Company [_]

Non-Accelerated Filer [_] Smaller Reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]No

As of July 31, 2017, there were 50,340,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cannabis Leaf, Inc. (formerly Pacificorp Holdings, Inc.)(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Cannabis" refers to Cannabis Leaf, Inc.

Explanatory Note

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of the Company for the six months ended July 31, 2017, as originally filed with SEC on September 14, 2017. This Form 10-Q/A is being filed to restate the Company’s condensed financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the six months ended July 31, 2017.

As more fully described in Note 1 to the condensed financial statements, management determined that previously issued unaudited condensed financial statements issued for the six months ended July 31, 2017 contained an error that the Company inadvertently omitted payments made to the Licensor in the amount of $19, 975. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the six months ended July 31, 2017 condensed financial statements were material. On December 18, 2017, after review by our independent registered public accounting firm, the Company’s Board of Directors concluded that the Company should restate our unaudited condensed financial statements for the six months ended July 31, 2017.

Although this Form 10-Q/A supersedes the previously issued unaudited condensed financial statements issued for the three months ended July 31, 2017 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
BALANCE SHEET

	July	January
	31, 2017	31, 2017
	Unaudited Restated
ASSETS

Current assets:
Cash	$4,722	$489
Prepaid Expenses	4,000	—
Total Current Assets	8,722	489

Total assets	8,722	489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	2,402	4,601
Accrued Interest	1,489	—
Note Payable	94,975	—
Note Payable-Related Party	47,134	28,534
Total liabilities	146,000	33,135

Stockholders' deficit:
Common stock; authorized 100,000,000; 50,340,000 shares at $0.001 par value	50,340	50,340
Additional Paid in Capital	—	—
Accumulated Deficit	(187,618)	(82,986)
Total stockholders' deficit	(137,278)	(32,646)

Total liabilities and stockholders' equity	$8,722	$489

The accompanying notes are an integral part of these financial statements

  All amounts have been adjusted  retroactively to take into account a 6 to 1 forward split

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Period Ended July 31, 2017		For the Three Month Period Ended July 31, 2016		For the Six Month Period Ended July 31, 2017		For the Six Month Period Ended July 31, 2016

Operating Expenses:	$		$		$		$

General and administrative		18,853		—		23,168
Impairment of Deposit on License		79,975		4,159		79,975		8,479
Total Operating Expenses		98,828		4,159		103,143		8,479

Other Expenses
Interest Expense, net		2,060		659		2,798		1,653

Net loss for the period		$(100,888)		$(4,818)		$(105,941)		$(10,132)

Net loss per share:
Basic and diluted		$—		$—		$—		$—

Weighted average number of shares outstanding:
Basic and diluted		50,340,000		50,340,000		50,340,000		50,340,000

The accompanying notes are an integral part of these financial statements

All amounts have been adjusted  retroactively to take into account a 6 to 1 forward split

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd)
STATEMENTS OF CASH FLOWS

	For the Six Month Period Ended July 31, 2017	For the Six Month Period Ended July 31, 2016

Cash flow from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities
Net loss	$(105,941)	$(10,132)
Imputed Interest Expense	1,309	1,653
Accrued Interest	1,489
Changes in operating assets and liabilities:
Impairment of deposit on license	79,975	—
Prepaid Expenses	(4,000)	2,539
Accounts Payable	(2,199)	—
Net Cash (Used) in Operating activities	$(29,367)	$(5,940)

Cash flows from Investing Activities
Deposit on License	(79,975)	—
Net cash (used) in Investing activities	(79,975)	—

Cash flows from financing activities:
Proceeds from note payable - related party	18,600	—
Proceeds from note payable	94,975	—
Contributions from Shareholder	—	5,700
Net cash provided by financing activities	113,575	5,700

Increase (Decrease) in cash during the period	4,233	(240)

Cash, beginning of period	489	3,358

Cash, end of period	$4,722	$3,118

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements

All amounts have been adjusted  retroactively to take into account a 6 to 1 forward split

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Pacificorp Holdings, Ltd. (the "Company") was incorporated in the State of Nevada on October 6, 2014. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company. The Company has changed it business from a mining and exploration company and entered in to an exclusive license agreement with Affordable Green LLC of Tacoma WA. Additionally, the Company has changed its name as a result of a merger with the Company’s wholly owned subsidiary Cannabis Leaf, Inc. as a result of this merger Pacificorp Adopted the name of the subsidiary. There were no assets purchased or shares exchanged.

Restatement of Previously Issued Condensed Financial Statements

In connection with the review of the Form 10-Q, management determined that previously issued unaudited condensed financial statements issued for the three months and six months ended July 31, 2017 contained an error with respect to the license fees paid to the Licensor by the Company. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three and six months ended July 31, 2017 and concluded that it was material and the financial statements for the three and six month period ended July 31, 2017 should be corrected and restated. On December 18, 2017, after review by our independent registered public accounting firm, the Company’s Board of Directors concluded that the Company should restate our unaudited condensed financial statements for the three and six months ended July 31, 2017 to reflect the correction of the previously identified error in the unaudited financial statements for this period.

The Company restated the unaudited condensed balance sheet as of July 31, 2017 and the unaudited condensed statements of operations and cash flows for the three months ended July 31, 2017. There was an impact to our total assets and our liabilities in the amounts of $79,975 and 19,975 respectively, as a result of these errors. Additionally, (See” Note 11”).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This standard has no material effect on our financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This standard has no material effect on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted this standard has no material effect on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on its CFS.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

As of December 27, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have a material impact on our financial statements.

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

NOTE 4- DEPOSIT ON LICENSE IMPAIRMENT

As of July 31, 2017, the Company has paid a total of $79,975 as a deposit on their License with Affordable Green LLC. During the period ended July 31, 2017, the Company recorded impairment charges related to the deposit paid to Affordable Green LLC totaling $79,975 as the Company failed to make the requisite payments under the terms of the agreement. Additionally, there is not an amended or new agreement currently in place. The Company is continuing to make payments on the license and is recognizing costs related to these activities as expenses during the period in which they are incurred. All funds used for the deposit on license were received by way of short term loans that bear a 5% annual interest rate.

NOTE 5 – NOTE PAYABLE FROM RELATED PARTY

As of July 31, 2017 and January 31, 2017 and for the same periods in the previous year the Company received advances totaling $47,134 and $28,062 respectively from related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $1,309 and accrued interest of $325 respectively for the six month period ending July 31, 2017.

NOTE 6 – PREPAID EXPENSES

As of July 31, 2017, the Company has prepaid expenses of $4,000 for legal fees.

NOTE 7 – RELATED PARTY CONTRIBUTIONS

During the three month period ending July 31, 2017 and 2016 the Company received contributions totaling $0 and $5,700 from a related party, these contributions were to pay for Audit fees and interim review fees. These contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 8 – NOTE PAYABLE

As of July 31, 2017, the Company received advances totaling $94,975 from an unrelated party, the advances are unsecured and bare an interest rate of 5% per annum, and are due upon demand giving 30 days written notice to the borrower. The Company has recorded accrued interest of $1,164 for the six month period ending July 31, 2017.

NOTE 9 – FORWARD SPLIT

On June 26, 2017, FINRA approved a 6 to 1 Forward split, all numbers reflected in the Financial Statements account for the forward split and have been retroactively adjusted.

NOTE 10—CHANGE OF INDEPENDENT PUBLIC ACCOUNTING FIRM

 On December 14, 2017, Cannabis Leaf, Inc. (the “Company”) dismissed TAAD, LLP as its independent registered public accounting firm.

TAAD LLP’s report on the Company’s financial statements for the fiscal years ended January 31, 2017 and January 31, 2016 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

Other than as disclosed in Item 4.01(a)(ii) TAAD, LLP’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

During the fiscal years ended January 31, 2017 and January 31, 2016, and the subsequent interim periods and further through the date of dismissal of, there have been no disagreements with TAAD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended January 31, 2017 and January 31, 2016, and further through the date of dismissal of TAAD, LLP , TAAD, LLP  did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

The Company Dismissed TAAD LLP as a decision by Management

Engagement of New Independent Registered Public Accounting Firm

On December 15, 2017 the Company engaged (“BF Borgers CPA, PC) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending January 31, 2018. During the past two fiscal years and the subsequent interim periods preceding the engagement, the Company did not consult with  BF Borgers CPA, PC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by BF Borgers CPA, PC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the review of the Form 10-Q, management determined that previously issued unaudited condensed financial statements issued for the three months ended July 31, 2017 contained an error with respect to the license fees paid to the Licensor. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three and six months ended July 31, 2017 condensed financial statements were material. On December 18, 2017, after review by our independent registered public accounting firm and legal counsel, the Company’s Board of Directors concluded that the Company should restate our unaudited condensed financial statements for the three months ended July 31, 2017 to reflect the correction of the previously identified error in the unaudited financial statements.

With respect to unaudited condensed financial statements issued for the three and six months ended July 31, 2017 contained an error that in so far as the Company inadvertently omitted payments made to the Licensor in the amount of $19, 975. The Company has applied the omitted payments and restated the balance sheet as of July 31, 2017 and the statements of operations and cash flows for the three and six months ended July 31, 2017 to reflect the correcting book entry

CANNABIS LEAF INC.
BALANCE SHEETS
AS OF JULY 31, 2017
RESTATED

	As originally	Amount of	As Restated
	Presented	Restatement

ASSETS

CURRENT ASSETS:

Cash	$4,722	$—	$4,722

Prepaid expenses	4,000	—	4,000

Non-current Assets

Deposit on License	60,000	(79,975)	—

TOTAL ASSETS	$68,722	$(79,975)	$8,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	2,402	—	2,402

Accrued Interest	—	1,489	1,489

Note Payable	75,712	19,263	94,975

Note Payable - Related Party	47,459	(325)	47,134

TOTAL CURRENT LIABILITIES	125,573	20,427	146,000

TOTAL LIABILITIES	125,573	(20,427)	146,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 600,000,000 shares authorized 50,340,000 shares issued and outstanding July 31, 2017.	50,340	—	50,340
Additional Paid in Capital	—	—	—
Deficit accumulated	(107,191)	(80,427)	(187,618)

TOTAL STOCKHOLDERS' DEFICIT	(56,851)	(80,427)	(137,278)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,722	$(60,000)	$8,722

See accompanying notes to the financial statements

CANNABIS LEAF INC.
STATEMENTS OF OPERATIONS
THE THREE MONTHS ENDED JULY 31, 2017

	As originally	Amount of	As Restated
	Presented	Restatement

Revenue	$—	$—	$—

Operating expenses
General and administrative expenses	18,853	—	18,853
Impairment of Deposit on License	—	79,975	79,975
Total operating expenses	18,853	79,975	98,828

Other expenses

Interest expense, net	1,608	452	2,060

Net Loss	$(20,461)	$(80,427)	$(100,888)

Net loss per share - Basic and Diluted	$0.00	$—	$0.00

Weighted average shares outstanding, Basic and diluted	50,340,000	—	50,340,000

See accompanying notes to the financial statements

CANNABIS LEAF INC.
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JULY 31, 2017
RESTATED

	As originally	Amount of	As Restated
	Presented	Restatement

Revenue	$—	$—	$—

Operating expenses
General and administrative expenses	23,168	—	23,168
Impairment of Deposit on License	—	79,975	79,975
Total operating expenses	23,168	79,975	103,143

Other expenses

Interest expense, net	2,346	452	2,798

Net Loss	$(25,514)	$(80427)	$(105,941)

Net loss per share - Basic and Diluted	$0.00	$—	$0.00
		—
Weighted average shares outstanding, Basic and diluted	50,340,000	—	50,340,000

See accompanying notes to the financial statements

CANNABIS LEAF, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JULY 31, 2017

RESTATED

	As Originally Presented	Amount of Restatement	As Restated

Cash flow from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities
Net loss	$(25,514)	$(80,427)	$(105,941)
Imputed Interest Expense	1,309	—	1,309
Accrued Interest	1,037	452	1,489
Changes in operating assets and liabilities:
Impairment of deposit on license	0	79,975	79,975
Prepaid Expenses	(4,000)	—	(4,000)
Accounts Payable	(2,199)	—	(2,199)
Net Cash (Used) in Operating activities	$(29,367)	$—	$(29,367)

Cash flows from Investing Activities
Deposit on License	(60,000)	(19,975)	(79,975)
Net cash (used) in Investing activities	(60,000)	(19,975)	(79,975)

Cash flows from financing activities:
Proceeds from note payable - related party	18,600	—	18,600
Proceeds from note payable	75,000	19,975	94,975
Net cash provided by financing activities	93,600	19,975	113,575

Decrease in cash during the period	4,233	—	4,233

Cash, beginning of period	489	—	489

Cash, end of period	$4,722	$—	$4,722

Supplemental disclosure of cash flow information:
Cash paid during the period

Taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to the financial statements

NOTE 12—SUBSEQUENT EVENTS

On August 1, 2017, Jason Sakowski the registrants current President and CEO and a director entered in to purchase agreements with the former directors and officers of the Registrant to purchase an aggregate total of twenty seven million (27,000,000) Restricted Common Shares, resulting in a change in control of the Registrant. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018.

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

As of July 31, 2017, the license agreement with Affordable Green LLC is in default. However, the Company and Affordable Green are working together to remedy the default and to finalize a new agreement or another amendment to the current agreement. To date the Company has paid a total of $114,975 as a deposit on their License with Affordable Green LLC and subsequently have paid an additional $27,480 for an aggregate total of $142,455 as of January 31, 2018. All funds received were by way of short term loans that bear a 5% annual interest rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We entered into a verbal agreement with our consulting Geologist DA Bending to act as an agent to prospect, locate, stake claims, register claims and provide a preliminary geological report for us, and is comprised of one claim block of 12 claims or 240 acres, respectively. The claims are located in the Ruby Valley Approximately 83 km southeast of Elko Nevada.  The nearest commercial airport is at Reno, approximately 360 road miles from the property. The Delcer Buttes Property is in good standing with the State of Nevada and The Bureau of Land Management (BLM) and is due for renewal on or before August 31, 2017 at a cost of approximately $2,000. The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

Change of Name

On June 2, 2017 Pacificorp Holdings, Ltd., Nevada corporation (the “Company”), entered into a short form Merger Agreement with the Company’s wholly owned subsidiary in order to effect  the change  of their corporate name. The name change was effected through a parent/subsidiary short-form merger of the Company and its wholly-owned subsidiary, Cannabis Leaf Incorporated., a Nevada Corporation (the “Subsidiary”), under Section 92A.180 of the Nevada Revised Statutes (“NRS”). Pursuant to an Agreement of Merger, dated June 2, 2017 (the “Merger Agreement”), between the Company and the Subsidiary, effective June 7, 2017, the Subsidiary merged with and into the Company and ceased to exist (the “Merger”). The Company is the surviving entity and will adopt the Subsidiary’s name in the Merger.

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

Increase in Authorized Common shares and Forward Stock Split

On June 2, 2017, the Company’ Board of Directors approved amending the Company’s Articles of Incorporation by filing a Certificate of Change, pursuant to NRS 78.209, increasing its authorized shares from 100,000,000 shares of common stock at $.001 par value to 600,000,000 shares of common stock at $.001 par value; and affecting a 6 for 1 forward stock split (the “Forward Split”). The Certificate of Change was filed with the Secretary of State of the State of Nevada on June 5, 2017. A copy of the Certificate of Change is filed as Exhibit 3.3 to this Form 8-K and is incorporated by reference herein. In accordance with the Forward Split, a shareholder holding 100 shares will receive 500 additional shares of common stock, so that the shareholder will hold a total of 600 shares of common stock after the forward stock split.  Shareholders will not need to return their share certificates; the additional shares will be entered on the books of the Company’s stock transfer agent, Action Stock Transfer.

Shareholder may request certificates for the additional shares, at the shareholder’s expense, from the stock transfer agent. The forward stock split will not change the relative voting power of our shareholders.

The aforementioned forward split and name change were approved by FINRA on June 26, 2017, there was no change in the Issuer’s trading symbol.

Other than changing the Company’s name as a result of the Merger, increasing the authorized shares and affecting a 6 for 1 forward stock split, there were no other changes to the Company’s Articles of Incorporation. None of these actions affect the rights of the Company’s security holders.

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

The Share Purchase Agreements contains other terms and conditions. The foregoing summary description of the terms of the Share Purchase Agreements may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Share purchase Agreements, may viewed in their entirety which were filed as Exhibit 10.1 and 10.2 respectively on Form 8-K.

As of July 31, 2017 the license agreement with Affordable Green LLC is in default. However, the Company and Affordable Green are working together to remedy the default. To date the Company has paid a total of $114,975 as a deposit on their License with Affordable Green LLC and subsequently have paid an additional $27,480 for an aggregate total of $142,455 as of the date of filing all funds received were by of short term loans that bear a 5% annual interest rate.

On December 14, 2017, Cannabis Leaf, Inc. (the “Company”) dismissed TAAD, LLP as its independent registered public accounting firm.

TAAD LLP’s report on the Company’s financial statements for the fiscal years ended January 31, 2017 and January 31, 2016 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

Other than as disclosed TAAD, LLP’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

During the fiscal years ended January 31, 2017 and January 31, 2016, and the subsequent interim periods and further through the date of dismissal of, there have been no disagreements with TAAD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended January 31, 2017 and January 31, 2016, and further through the date of dismissal of TAAD, LLP , TAAD, LLP  did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K. The Company Dismissed TAAD LLP as a decision by Management

Engagement of New Independent Registered Public Accounting Firm

On December 15, 2017 the Company engaged (“BF Borgers CPA, PC) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending January 31, 2018. During the past two fiscal years and the subsequent interim periods preceding the engagement, the Company did not consult with  BF Borgers CPA, PC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by BF Borgers CPA, PC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2017	At January 31, 2017
Current Assets	$8,722	$489
Current Liabilities	146,000	33,135
Working Capital	$(137,278)	(32,646)

Cash Flows

	Six Months Ended July 31, 2017	Six Months Ended July 31,2016
Cash Flows used in Operating Activities	$(29,367)	$(5,940)
Cash Flows from investing activities	(79,975)	—
Cash Flows provided by Financing Activities	113,575	5,700
Net Increase (decrease) in Cash During Period	$4,233	$(240)

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

Operating Expenses and Net Loss

Operating expenses for the three month period ended July 31, 2017 was $98,828 as compared to operating expenses for the three month period ended July 31, 2016 was $4,159. This was attributed to the impairment of deposit on license and the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Operating expenses for the six month period ended July 31, 2017 was $103,143 as compared to operating expenses for the six month period ended July 31, 2016 was $8,479. This was attributed to the impairment of deposit on license and the increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Liquidity and Capital Resources

As of July 31, 2017, the Company’s cash balance was $4,722 compared to $489 as at January 31, 2017 and its total assets were $4,722 compared with $489 as at January 31, 2017. The increase in total assets is attributed to the Company being able to secure short term funding to pay the increased costs associated with ongoing reporting requirements.

As of July 31, 2017, the Company had total liabilities of $146,000 compared with total liabilities of $33,135 as at January 31, 2017. The change in total liabilities was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC. and increases in loans payable.

As of July 31, 2017, the Company had a working capital deficit of $(137,278) compared with $(32,646) as of January 31, 2017. The increase in working capital deficit was attributed to the Company entering into the License Agreement with Affordable Green Washington LLC, increases in unrelated party loans payable and increased costs associated with ongoing reporting requirements.

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

Cashflow from Investing Activities

During the six month period ended July 31, 2017, the Company used $79,975 of cash in investing activities. This was received from advances from an unrelated third party and funds were used for a deposit on the the Company’s License Agreement..

During the six month period ended July 31, 2016, the Company used $0 of cash in investing activities.

Cashflow from Financing Activities

During the six month period ended July 31, 2017, the Company received $113,575 of cash from financing activities. This was received from advances from our directors and an unrelated third party.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements, and as a result of the material weakness in our controls and procedures have caused the financial statements for the period ending July 31, 2017 to be restated.

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

Not Applicable.

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

Cannabis Leaf, Inc.

Dated:February --2018	By: /s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

