Form 10-Q
period 2017-10-31
Cannabis Leaf, Inc.
filed 2018-02-09
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of October 31, 2017, there were 50,340,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
BALANCE SHEETS

	October	January
	31, 2017	31, 2017
	Unaudited
ASSETS

Current assets:
Cash	$526	$489
Prepaid Expenses	—	—
Total Current Assets	526	489

Total assets	526	489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	450	4,601
Accrued Interest	2,847	—
Note Payable-Unrelated Party	129,975	—
Note Payable-Related Party	47,134	28,534
Total liabilities	180,406	33,135

Stockholders' deficit:
Common stock; authorized 100,000,000; 50,340,000 shares at $0.001 par value	50,340	50,340
Additional Paid in Capital	671	—
Accumulated Deficit	(230,891)	(82,986)
Total stockholders' deficit	(179,880)	(32,646)

Total liabilities and stockholders' equity	$526	$489

The accompanying notes are an integral part of these financial statements

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Month Period Ended October 31, 2017	For the Three Month Period Ended October 31, 2016	For the Nine Month Period Ended October 31, 2017	For the Nine Month Period Ended October 31, 2016

Operating Expenses:

General and administrative	$6,243	$3,050	$29,411	$11,529
Impairment of deposit on License		—	79,975	—
License expense	35,000	—	35,000	—
Total Operating Expenses	41,243	3,050	144,386	11,529

Other Expenses
Interest Expense, net	2,029	674	4,828	2,327

Net loss for the period	$(43,272)	$(3,724)	$(149,214)	$(13,856)

Net loss per share:
Basic and diluted	$—	$—	$—	$—

Weighted average number of shares outstanding:
Basic and diluted	50,340,000	50,340,000	50,340,000	50,340,000

The accompanying notes are an integral part of these financial statements

Cannabis Leaf, Inc.
(Formerly Pacificorp Holdings, Ltd.)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Month Period Ended October 31, 2017	For the Nine Month Period Ended October 31, 2016

Cash flow from operating activities:
Net loss	$(149,214)	$(13,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Interest Expense	1,980	2,327
Accrued Interest	2,847	—
Changes in operating assets and liabilities:
Impairment of License Deposit	79,975
License Expense	35,000
Prepaid Expenses	—	—
Accounts Payable	(4,151)	3,498
Net Cash (Used) in Operating activities	(33,563)	(8,031)

Cashflows from Investing Activities
Deposit on License	(114,975)	—
Net cash (used) in Investing activities	(114,975)	—

Cash flows from financing activities:
Proceeds from Related Party Loan	18,600	472
Proceeds from unrelated Party Loan	129,975	—
Contributions from Shareholder	—	7,200
Net cash provided by financing activities	148,575	7,672

Decrease in cash during the period	37	(359)

Cash, beginning of period	489	3,358

Cash, end of period	$526	$2,999

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest	$—	$—

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2017 and January 31, 2017, there were no cash equivalents.

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended October 31, 2017 and 2016, there were no potentially dilutive securities.

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

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted this standard has no material effect on our financial statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016- 15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

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

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

As of April 30, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

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

NOTE 4 - DEPOSIT ON LICENSE IMPAIRMENT

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

NOTE 5 – NOTE PAYABLE FROM RELATED PARTY

As of October 31, 2017 and January 31, 2017, the Company received advances totaling $47,696 and $28,534 respectively from related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $1,980 and accrued interest of $471 respectively for the nine month period ending October 31, 2017.

NOTE 6 – RELATED PARTY CONTRIBUTIONS

During the three month period ending October 31, 2017 and 2016 the Company received contributions totaling $0 and $7,200 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 7 – NOTE PAYABLE

As of October 31, 2017 the Company received advances totaling $129,975 from an unrelated party, the advances are unsecured and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded accrued interest of $2,285 for the nine month period ending October 31, 2017.

NOTE 8 – FORWARD SPLIT

On June 26, 2017 FINRA approved a 6 to 1 forward split, all numbers reflected in the Financial Statements account for the forward split and have been retroactively adjusted.

NOTE 9—CHANGE OF INDEPENDENT PUBLIC ACCOUNTING FIRM

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

Other than as disclosed in Item 4.01(a)(ii), TAAD, LLP’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

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

NOTE 10—SUBSEQUENT EVENTS

As of October 31, 2017 the license agreement with Affordable Green LLC is in default. However, the Company and Affordable Green are working together to remedy the default. To date the Company has paid a total of $114,975 as a deposit on their License with Affordable Green LLC and subsequently have paid an additional $27,480 for an aggregate total of $142,455 as of January 31, 2018 all funds received were by of short term loans that bear a 5% annual interest rate.

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

We entered into a verbal agreement with our consulting Geologist DA Bending to act as an agent to prospect, locate, stake claims, register claims and provide a preliminary geological report for us, and is comprised of one claim block of 12 claims or 240 acres, respectively. The claims are located in the Ruby Valley Approximately 83 km southeast of Elko Nevada.  The nearest commercial airport is at Reno, approximately 360 road miles from the property. The Delcer Buttes Property is in good standing with the State of Nevada and The Bureau of Land Management (BLM) and is due for renewal on or before August 31, 2017 at a cost of approximately $2,000. The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. As of October 31, 2017 the Claims have not been renewed.

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

The Addendum to the Amended License Agreement contains other terms and conditions. The foregoing summary description of the terms of the Addendum to the Amended License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Addendum to the Amended License Agreement, the  agreement may viewed in its entirety filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 31, 2017.

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

On October 24, 2017, Cannabis Leaf Incorporated (the “Company”) entered into a Letter of Intent (the “LOI”) with Green Venture Capital Inc. (“Green Venture”) whereby the Company will be assigned Green Venture’s interest in a Letter of Intent (the “MMS Farms LOI”) that Green Venture has with MMS Farms, LLC (“MMS Farms”). MMS Farms owns a Tier 2 Recreational Marijuana Production and Processing License which allows MMS Farms to produce and process recreational marijuana under the laws of the State of Washington.

Closing will take place on the MMS Farms LOI is assigned to the Company by Green Venture and MMS Farms. The Company is to provide financing of $500,000 to Green Venture, payable in installments. Further information will be disclosed once a definitive agreement is finalized.

Events Subsequent to October 31, 2017

As of October 31, 2017 the license agreement with Affordable Green LLC is in default. However, the Company and Affordable Green are working together to remedy the default. To date the Company has paid a total of $114,975 as a deposit on their License with Affordable Green LLC and subsequently have paid an additional $27,480 for an aggregate total of $142,455 as of November 29, 2017 all funds received were by of short term loans that bear a 5% annual interest rate.

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

 Other than as disclosed, TAAD, LLP’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

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

RESULTS OF OPERATIONS

Working Capital

	At October 31, 2017	At January 31, 2017
Current Assets	$526	$489
Current Liabilities	180,406	33,135
Working Capital	$(179,880)	(32,646)

Cash Flows

	Nine Months Ended October 31, 2017	Nine Months Ended October 31,2016
Cash Flows used in Operating Activities	$(33,563)	$(8,031)
Cash used in Investing Activities	(114.975)	—
Cash Flows provided by Financing Activities	148,575	7,672
Net Increase (decrease) in Cash During Period	$37	$(359)

The decrease in our working capital at October 31, 2017 from the period ended January 31, 2017 is reflective of the current state of our business development.

As of October 31, 2017, we had cash on hand of $526. Since our inception, we have used our common stock and short term loans to raise money for our operations and for our property and acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended October 31, 2017 was $41,243 as compared to operating expenses for the three month period ended October 31, 2016 was $3,050. This was attributed to the additional licensing deposits and an increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Operating expenses for the nine month period ended October 31, 2017 was $144,386 as compared to operating expenses for the nine month period ended October 31, 2016 was $11,529. This was attributed to the additional licensing deposits and an increase in operating expenses for the Company, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

Liquidity and Capital Resources

As of October 31, 2017, the Company’s cash balance was $526 compared to $489 as at January 31, 2017 and its total assets were $526 compared with $489 as at January 31, 2017. The increase in total assets is attributed to the Company being able to secure funding to pay license fees and ongoing operating costs upon entering into the License Agreement with Affordable Green Washington LLC.

As of October 31, 2017, the Company had total liabilities of $180,406 compared with total liabilities of $33,135 as at January 31, 2017. The change in total liabilities was attributed Company being able to secure funding to pay license fees and ongoing operating costs in addition to the Company entering into the License Agreement with Affordable Green Washington LLC.

As of October 31, 2017, the Company had a working capital deficit of $(179,880) compared with $(32,646) as of January 31, 2017. The increase in working capital deficit was attributed being able to secure funding to pay license fees and ongoing operating costs in addition to the Company entering into the License Agreement with Affordable Green Washington LLC.

Cashflow from Operating Activities

During the nine month period ended October 31, 2017, the Company used $33,563 of cash for operating activities. This was attributed the Company being able to secure funding to pay license fees and ongoing operating cost, due to the Company entering into the License Agreement with Affordable Green Washington LLC.

During the nine month period ended October 31, 2016, the Company used $8,031 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Investing Activities

During the nine month period ended October 31, 2017, the Company used $114,975 of cash in investing activities. This was received from advances from an unrelated third party and funds were used for a deposit on the Company’s License Agreement.

During the six month period ended October 31, 2016, the Company used $0 of cash in investing activities.

Cashflow from Financing Activities

During the nine month period ended October 31, 2017, the Company received $148,575 of cash from financing activities. This was received from advances from our directors and an unrelated third party.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Cannabis Leaf, Inc.

Dated: February 09, 2018	By: /s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

