Form 10-K
period 2018-01-31
Cannabis Leaf, Inc.
filed 2018-05-18
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

For the Fiscal Year Ended January 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ________ to ______

CANNABIS LEAF, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55467	47-2055848
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
4500 9th Avenue NE Seattle WA 98105
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of July 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $15,343,800. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of May 17, 2018, there were 110,314,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

· The availability and adequacy of our cash flow to meet our requirements;

· Economic, competitive, demographic, business and other conditions in our local and regional markets;

· Changes or developments in laws, regulations or taxes in our industry;

· Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

· Competition in our industry;

· The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

· Changes in our business strategy, capital improvements or development plans;

· The availability of additional capital to support capital improvements and development; and

· Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PCFP”, “we”, “us” and “our” are references to Cannabis Leaf, Inc.. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On August 31, 2017 the Company elected not re-new the Delcer Buttes Property claims and subsequently reverted back to the BLM (Bureau of Land Management).

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

Additionally, Director Wan Soo Lee resigned his position as a director on May 4, 2017

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

To effectuate the Merger, the Company filed Articles of Merger and the Merger Agreement with the Nevada Secretary of State on June 7, 2017. Copies of the Articles of Merger and Merger Agreement are filed as Exhibits 3.1 and 3.2, respectively, to this Form 8-K and are incorporated by reference herein.

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

On August 1, 2017 Jason Sakowski the registrants current President and CEO and a director entered in to purchase agreements with the former directors and officers of the Registrant to purchase an aggregate total of twenty seven million (27,000,000) Restricted Common Shares, resulting in a change in control of the Registrant. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018. To date this transaction has not closed.

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

Events Subsequent to January 31, 2018

On March 6, 2018, An Agreement for Plan of Merger (the “Agreement”) was entered into by Cannabis Leaf Incorporated. (“Cannabis Leaf”), a Nevada Corporation, and Apotheca Biosciences, Inc. (“Apotheca Biosciences”), a Nevada Corporation. Such Agreement will result in the merger of Apotheca Biosciences into Cannabis Leaf with the Corporation to survive as Apotheca Biosciences.

Apotheca Biosciences and Cannabis Leaf entered into the Merger Agreement where Cannabis Leaf agreed to issue Apotheca Biosciences sixty million (60,000,000) common shares of Cannabis Leaf in exchange for all of the shares of Apotheca Biosciences. This issuance will result in a change in control of Cannabis Leaf. Under the Agreement, upon closing, Apotheca Biosciences will receive the immediate right to the appointment of the directors and officers of the surviving corporation by the resignation of the existing officer of Cannabis Leaf and the simultaneous appointment of the officers and two additional directors.

Additionally, the Parties have agreed to change the name of Cannabis Leaf to “Apotheca Biosciences, Inc.” under Nevada law.

On March 20, 2018 the Company issued 831,330 and 142,670 restricted common shares in settlement of debt in the amounts of $166, 266 and $28,534 respectively.

On April 24, 2018 the Company Issued a 60,000,000 restricted common shares as the consideration, as part of the terms and conditions of the Merger Agreement between Cannabis Leaf and Apotheca Biosciences.

On April 26, 2018 Cannabis Leaf, Inc. (the Registrant) provided a Notice of Termination to Green Venture Capital Inc., Pursuant to the Letter of Intent entered into by Cannabis Leaf, Inc. and Green Venture Capital, Inc. on October 24, 2017 and pursuant to Section L. of the Letter of Intent, No Consideration has been paid to date.

On May 3, 2018 Cannabis Leaf, Inc. (the Registrant) executed a Settlement and Release Agreement with AGH WA, LLC in order to terminate the License Agreement and cease the business relationship between the Parties, and remedy any defaults of the terms and conditions of the License Agreement.

The Compensation and Settlement pertaining to entering into the Settlement and Release Agreement is an aggregate total of 2,600,000 Restricted Common Shares.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000
TOTAL	$25,000

Our total expenditures over the next twelve months are anticipated to be approximately $25,000. Our cash on hand as of January 31, 2018 is $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concession.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

Currently, we believe there appears to be a high level of competition in our territory and is expanding,

However, we are a new entry into this marketplace and we are not well known. As such, we may compete with numerous providers of cannabis and cannabis related products, many of which have far greater financial and other resources than we do.

 Many of these companies have established histories and relationships in providing cannabis and cannabis related products or products in other markets that may enable them to attract talent, marketing support, and financing if they decide to enter the cannabis and cannabis related products marketplace.   We believe our products will be competitive in the market place and with potential customers,

We believe that our services will prove to be cost effective and easy for users to adopt and use.  We also plan to market our products and services through channel partners, to broaden our exposure to customers and users.

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

Government Regulation

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, may be subject to various laws and regulations administered by federal, state and local governmental agencies in North America, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products and services. We are unaware of any licenses or regulations that we have to adhere to and it is our policy to abide by the laws and regulations that apply to our business.

We may also be subject to a number of U.S. federal or state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our business in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future

WHERE YOU CAN GET ADDITIONAL INFORMATION

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek commercial office space. We utilize home office space at the residence of our President to conduct activities at no charge. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Pink Sheets since October 2, 2015 under the symbol PCFP.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets Pink Sheets for the quarterly periods indicated below based on our fiscal year end of January 31, 2018. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

During the year end January 31, 2017, our shares of common stock did not trade and the high and low quoted price was $1.00.

Fiscal Quarter	High	Low
First Quarter (February 1, 2017– April 31,2017)	$0	$0
Second Quarter (May1, 2017– July 31, 2017)	$2.50	$0
Third Quarter (August 1, 2017– October 31, 2017)	$1.50	$.61
Fourth Quarter (November 1, 2017–January 31, 2018)	$1.16	$.57

Record Holders

As of January 31, 2018, an aggregate of 50,340,000 shares of our Common Stock were issued and outstanding and were owned by approximately 4 holders of record, based on information provided by our transfer agent.

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

Operating Expenses and Net Loss

Operating expenses for the year ended January 31, 2018 were $188,149 compared with $14,771 for the year ended January 31, 2017. The increase in operating expenditures was a result of higher costs associated with filing the Company's ongoing reporting requirements and payments relating to our Licensing Agreement.

Net loss for the year ended January 31, 2018 was $195,780 compared with $17,786 for the year ended January 31, 2017. The overall increase in net loss of $177,994 was attributed to the higher costs associated with filing the Company's ongoing reporting requirements and payments relating to our Licensing Agreement

Liquidity and Capital Resources

Working Capital

	January 31, 2018	January 31, 2017
Current Assets	$—	$489
Current Liabilities	$222,249	$33,135
Working Capital Deficiency	$(222,249)	(32,646)

Cash Flows

	Year Ended	Year Ended
	January 31, 2018	January 31, 2017
Cash Flows used in Operating Activities	$(34,089)	$(3,341)
Cash Flows used in Investing Activities	(142,455)	—
Cash Flows provided by Financing Activities	176,055	472
Net Cash Decrease During the Year	$(489)	$(2,869)

As at January 31, 2018, the Company’s cash balance was $0 compared to $489 as at January 31, 2017 and the total assets were $0 compared with $489 as at January 31, 2017.

As at January 31, 2018, the Company had total liabilities of $222,249 compared with total liabilities of $33,135 as at January 31, 2017. The change in total liabilities was attributed to increases in accounts payable and loans from unrelated and related parties for payment of operating expenses and licensing fees.

As at January 31, 2018, the Company had a working capital deficiency of $222,249 compared with $32,646 as at January 31, 2017. The decrease in working capital was attributed to the costs associated with filing the Company's ongoing reporting requirements and increases in accounts payable and loans from unrelated and related parties to fund operations.

.

Cashflow from Operating Activities

During the year ended January 31, 2018, the Company used $34,089 of cash for operating activities compared to the use of $3,341 of cash for operating activities during the year ended January 31, 2017.

Cashflow from Investing Activities

During the year ended January 31, 2018, the Company used $142,455 of cash for investing activities compared to the use of $0 of cash for investing activities during the year ended January 31, 2017. Investing activities in the year ended 2018 related to the deposit on our license.

Cashflow from Financing Activities

During the year ended January 31, 2018, the Company received $176,055 of cash from financing activities compared to $472 for the year ended January 31, 2017. During the year ended 208, the Company received $18,600 from a related party and loans totaling $157,455 from an unrelated party.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recently Issued Accounting Pronouncements

Refer to Note 2 - Significant Accounting Policies in the financial statements that are included in this Report.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Cannabis Leaf, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cannabis Leaf, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cannabis Leaf, Inc. (the "Company") as of January 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

May 17, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pacificorp Holdings, LTD

We have audited the accompanying balance sheets of Pacificorp Holdings, LTD as of January 31, 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacificorp Holdings, Ltd. as of January 31, 2017 and the related statement of operations, changes in stockholders’ equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, CA

May 12, 2017

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

BALANCE SHEETS

	As of	As of
	January 31,	January 31,
	2018	2017
Assets
Current assets
Cash	$—	$489
Total Assets	—	489

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$17,660	$4,601
Loans payable	157,455	—
Loans payable - related parties	47,134	28,534
Total current liabilities	222,249	33,135
Total liabilities	222,249	33,135

Shareholders' Deficit
Common stock: 600,000,000 shares authorized; $0.001 par value
50,340,000 shares issued and outstanding at January 31, 2018 and 2017	50,340	50,340
Additional paid in capital	17,242	11,065
Accumulated deficit	(289,831)	(94,051)
Total Shareholders' Deficit	(222,249)	(32,646)

Total Liabilities and Shareholders' Deficit	$—	$489

All amounts have been adjusted retroactively to take into account a 6 to 1 forward split

The accompanying notes are an integral part of these financial statements.

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

STATEMENTS OF OPERATIONS

	For the Year Ended January 31,
	2018	2017

Operating Expenses
General and administrative	$45,694	14,771
Impairment of deposit on license	79,975	—
License and permits	62,480	—
Total operating expenses	188,149	14,771

Operating Loss	(188,149)	(14,771)

Other income (expense)
Interest expense, net	(7,631)	(3,015)
Total other expenses	(7,631)	(3,015)

Net loss before income taxes	(195,780)	(17,786)
Provision for income taxes	—	—

Net Loss	$(195,780)	$(17,786)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	50,340,000	50,340,000

All amounts have been adjusted retroactively to take into account a 6 to 1 forward split

 The accompanying notes are an integral part of these financial statements.

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total
Balance February 1, 2016	50,340,000	$50,340	$—	$(76,265)	$(25,925)

Imputed Interest Expense	—	—	3,015	—	3,015
Shareholder Contributions	—	—	8,050	—	8,050
Net loss	—	—	—	(17,786)	(17,786)
Balance - January 31, 2017	50,340,000	50,340	11,065	(94,051)	(32,646)

Imputed Interest Expense	—	—	2,677	—	2,677
Shareholder Contributions	—	—	3,500	—	3,500
Net loss	—	—	—	(195,780)	(195,780)
Balance - January 31, 2018	50,340,000	$50,340	$17,242	$(289,821)	$(222,249)

 All amounts have been adjusted retroactively to take into account a 6 to 1 forward split

 The accompanying notes are an integral part of these financial statements.

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

STATEMENTS OF CASH FLOWS

	For the Year Ended January 31,
	2018	2017

Cash Used in Operating Activities
Net loss for the period	$(195,780)	$(17,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	2,677	3,015
Expenses paid by a related party	3,500	8,050
Impairment of license deposit	79,975	—
License expense	62,480	—
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	13,059	3,380
Net cash used in operating activities	(34,089)	(3,341)

Cash Flows Used in Investing Activities
Deposit on license	(142,455)	—
Net cash used in Investing Activities	(142,455)	—

Cash Provided by Financing Activities
Proceeds from related party loan	18,600	472
Proceeds from unrelated party loan	157,455	—
Net cash provided by Financing Activities	176,055	472

Net decrease in cash for the year	(489)	(2,869)
Cash at beginning of the year	489	3,358
Cash at end of the year	$—	$489

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

  All amounts have been adjusted retroactively to take into account a 6 to 1 forward split

The accompanying notes are an integral part of these financial statements.

CANNABIS LEAF, INC.

(FORMERLY PACIFICORP HOLDINGS, LTD.)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Cannabis Leaf, Inc. (the "Company") was incorporated in the State of Nevada on October 6, 2014, as Pacificorp Holdings, Ltd. The Company was organized to develop and explore mineral properties in the State of Nevada.

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is January 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2018 and 2017, cash and cash equivalents was $0 and $498, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, notes payable and due to related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At January 31, 2018 and 2017, the Company recognized a full valuation allowance against the recorded deferred tax assets.

Net Loss Per Share of Common Stock

The Company follows - ASC Topic 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the year ended January 31, 2018 and 2017, the Company did have any potentially dilutive securities.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of January 31, 2018 and 2017.

Revenue Recognition

Effective January 1, 2018, the Company Adopted ASC 606, “Revenue from Contracts with Customers.” The Company has evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. The will be no change to the Company’s accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was schedule to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning January 1, 2018. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09. The Company will evaluate the effects of adopting the standard if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018. The Company will evaluate the effects of adopting the standard if and when it is deemed to be applicable.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of January 31, 2018, the Company has incurred losses totaling $289,831 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DEPOSIT ON LICENSE IMPAIRMENT

As of January 31, 2018, the Company has paid a total of $142,455 as a deposit on their License with Affordable Green LLC. During the year ended January 31, 2018, the Company recorded impairment charges related to the deposit paid to Affordable Green LLC totaling $79,975 and expensed $62,480, as the Company failed to make the requisite payments under the terms of the agreement. Additionally, there is not an amended or new agreement currently in place. The Company is continuing to make payments on the license and is recognizing costs related to these activities as expenses during the period in which they are incurred. All funds used for the deposit on license were received by way of short term loans that bear a 5% annual interest rate.

NOTE 5 – NOTE PAYABLE FROM RELATED PARTY

As of January 31, 2018 and 2017, the Company received advances totaling $47,134 and $28,534, respectively from related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $2,677 and accrued interest of $710 respectively for the year ended January 31, 2018.

NOTE 6 – RELATED PARTY CONTRIBUTIONS

During the year ended January 31, 2018 and 2017 the Company received contributions totaling $3,500 and $8,050, respectively from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 7 – NOTE PAYABLE

As of January 31, 2018 the Company received advances totaling $157,455 from an unrelated party, the advances are unsecured and bares an interest rate of 5% per annum, and is due upon demand giving 30 days written notice to the borrower. The Company has recorded accrued interest of $4,157 for the year ended January 31, 2018.

NOTE 8 –EQUITY

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of January 31, 2018 and 2017, the company had 50,340,000 shares of common stock issued and outstanding.

NOTE 9 –FORWARD STOCK SPLIT

On June 26, 2017 FINRA approved a 6 to 1 forward split, all numbers reflected in the Financial Statements account for the forward split and have been retroactively adjusted.

NOTE 10 - SUBSEQUENT EVENTS

On May 3, 2018 Cannabis Leaf, Inc. (the Registrant) entered into a Settlement and Release Agreement with AGH WA, LLC in order to terminate the License Agreement and cease the business relationship between the Parties, and remedy any defaults of the terms and conditions of the License Agreement.

The Compensation and Settlement pertaining to entering into the Settlement and Release Agreement is an aggregate total of 2,600,000 Restricted Common Shares.

On April 26, 2018 Cannabis Leaf, Inc. (the Registrant) provided a Notice of Termination to Green Venture Capital Inc., Pursuant to the Letter of Intent entered into by Cannabis Leaf, Inc. and Green Venture Capital, Inc. on October 24, 2017 and pursuant to Section L. of the Letter of Intent, No Consideration has been paid to date.

On March 6, 2018, An Agreement for Plan of Merger (the “Agreement”) was entered into by Cannabis Leaf Incorporated. (“Cannabis Leaf”), a Nevada Corporation, and Apotheca Biosciences, Inc. (“Apotheca Biosciences”), a Nevada Corporation. Such Agreement will result in the merger of Apotheca Biosciences into Cannabis Leaf with the Corporation to survive as Apotheca Biosciences.

Apotheca Biosciences and Cannabis Leaf entered into the Merger Agreement where Cannabis Leaf agreed to issue Apotheca Biosciences sixty million (60,000,000) common shares of Cannabis Leaf in exchange for all of the shares of Apotheca Biosciences. This issuance will result in a change in control of Cannabis Leaf. Under the Agreement, upon closing, Apotheca Biosciences will receive the immediate right to the appointment of the directors and officers of the surviving corporation by the resignation of the existing officer of Cannabis Leaf and the simultaneous appointment of the officers and two additional directors.

On March 20, 2018 the Company issued 831,330 and 142,670 restricted common shares in settlement of debt in the amounts of $166, 266 and $28,534 respectively.

On April 24, 2018 the Company Issued a 60,000,000 restricted common shares as the consideration, as part of the terms and conditions of the Merger Agreement between Cannabis Leaf and Apotheca Biosciences.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On December 14, 2017, Cannabis Leaf, Inc. (the “Company”) dismissed TAAD, LLP as its independent registered public accounting firm.

(i)  TAAD LLP’s report on the Company’s financial statements for the fiscal years ended January 31, 2018 and January 31, 2017 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

(ii)  Other than as disclosed in Item 4.01(a)(ii) TAAD, LLP’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

(iii) The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

(iv)  During the fiscal years ended January 31, 2018 and January 31, 2017, and the subsequent interim periods and further through the date of dismissal of, there have been no disagreements with TAAD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

(v)  During the fiscal years ended January 31, 2018 and January 31, 2017, and further through the date of dismissal of TAAD, LLP , TAAD, LLP  did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

(vi) The Company Dismissed TAAD LLP as a decision by Management

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2018 the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will endeavor to nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2017- 2018.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

 ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Jason Sakowski	50	CEO, CFO, President Treasurer, Secretary, & Director	May 2, 2017

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

-

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jason Sakowski: Mr. Sakowski was appointed to the board of directors on May 2, 2017. He is currently President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Director of Global Karaoke Network, Inc. Mr. Sakowski has executive management experience in the music industry. He began his career working with up and coming rock bands such as Nickelback, Jar and Noise Therapy. He became well known in the North American and international touring circuit over the next decade, hitting the road with such platinum and multi-platinum selling artists as Nickelback, Theory Of A Deadman, Three Days Grace, All American Rejects, and Hoobastank. In the process, he gained considerable experience and knowledge about breaking and developing bands from the beginning stages to global success. Mr. Sakowski served as the Production Manager for Hoobastank from January 2005 through October of 2010. In November of 2007, he founded his own management company called 38 Entertainment, Inc. and he currently serves as its President. In December of 2010 Mr. Sakowski became President of Arsenic Records, a full service record/management company based in Nashville, Tennessee. Currently, he is working on various projects with Chris Henderson of 3 Doors Down and world-renowned producer/engineer, Kevin Churko, along with record producer Toby Wright.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2018, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended January 31, 2018 and 2017:

Summary Compensation Table

Name	Fiscal	Salary	Bonus	Stock	Option	Non-Equity	Change in	All Other Compensation	Total
and	Year	($)	($)	Awards	Awards	Incentive	Pension	($)	($)
Principal	Ended			($)	($)	Plan	Value and
Position	Mar-31					Compensation	Nonqualified
						($)	Deferred
Compensation
Earnings
($)
Jason Sakowski (1) President, Secretary, CEO, CFO, , and Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Laurence Stephenson (2)President, CEO, Secretary, Treasurer and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Jason Sakowski was appointed to the Board of Directors and as an officer and director on May 2, 2017, and is currently the sole officer and director of the Company.

2. Laurence Stevenson was appointed to the board of directors on March 15, 2017 and subsequently resigned his positions as an officer and director on May 2, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended January 31, 2018.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 31, 2018, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

On March 9, 2018 former director Kook Ching Yoo voluntarily retired 9,000,000 of 18,000,000 shares owned by him.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Wan Soo Lee	Common	18,000,000	35,755%
Kook Chong Yoo	Common	18,000,000	35.755%
All Persons as a Group (2 Persons)	Common	36,000,000	71.51%

20

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

2.	Based on 50,340,000 issued and outstanding shares of Common Stock as of January 31, 2018

Changes in Control

On August 1, 2017 Jason Sakowski the registrants current President and CEO and a director entered in to purchase agreements with the former directors and officers of the Registrant to purchase an aggregate total of twenty seven million (27,000,000) Restricted Common Shares, resulting in a change in control of the Registrant. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018. As of May 10, 2018 this transaction has not closed.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·         Disclosing such transactions in reports where required;

·         Disclosing in any and all filings with the SEC, where required;

·         Obtaining disinterested directors consent; and

·         Obtaining shareholder consent where required.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended January 31, 2018	Year Ended January 31, 2017
Audit fees	$14,000	$8,700
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,000	$8,700

Audit Fees

During the fiscal years ended January 31, 2018 and 2017, we incurred approximately $14,000 and $8,700 respectively in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended January 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended January 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $14,000 and $8,700, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended January 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended January 31, 2018, and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS LEAF, INC.

Date: May 18, 2018	By:	/s/ Jason Sakowski
Jason Sakowski
Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jason Sakowski	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors	May 18, 2018
Jason Sakowski	(Principal Executive Officer and Principal Financial and Accounting Officer)

