Form 10-Q
period 2018-04-30
Cannabis Leaf, Inc.
filed 2018-06-20
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				April 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				000-55467
CANNABIS LEAF INCORPORATED
(Exact name of registrant as specified in its charter)
Nevada					47-2055848
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
4500 9th Ave NE, Seattle WA					98105
(Address of principal executive offices)					(Zip Code)
206-430-6250
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]	YES	[X]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
					[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
					Emerging growth company			[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
					[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
111,314,000 common shares issued and outstanding as of June 18, 2018.

1

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Financial Statements

Cannabis Leaf, Inc.

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Unaudited Condensed Financial Statements	F-4 to F-6

2

Cannabis Leaf, Inc.

BALANCE SHEETS

	As of	As of
	April 30,	January 31,
	2018	2018
		(Audited)
Assets
Current assets
Cash	$—	$—
Total Assets	—	—

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$19,651	$17,660
Loans payable	—	157,455
Loans payable - related parties	18,600	47,134
Total current liabilities	38,251	222,249
Total liabilities	38,251	222,249

Shareholders' Deficit
Common stock: 600,000,000 authorized; $0.001 par value
51,314,000 and 50,340,000 shares issued and outstanding, respectively	51,314	50,340
Additional paid in capital	423,396	17,242
Accumulated deficit	(512,961)	(289,831)
Total Shareholders' Deficit	(38,251)	(222,249)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Cannabis Leaf, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	April 30,
	2018	2017
Operating Expenses
General and administrative	$16,370	4,315
Total operating expenses	16,370	4,315

Operating Loss	(16,370)	(4,315)

Other income (expense)
Interest expense, net	(5,288)	(738)
Loss on extinguishment of debt	(201,472)	—
Total other expenses	(206,760)	(738)

Net Loss	$(223,130)	$(5,053)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	50,794,533	50,340,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Cannabis Leaf, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	April 30,
	2018	2017

Cash Used in Operating Activities
Net loss for the period	$(223,130)	$(5,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	391	647
Expenses paid by a related party	10,465	—
Loss on extinguishment of debt	201,472	—
Changes in non-cash working capital balances:
Prepaid expenses	—	(3,951)
Accounts payable and accrued liabilities	10,802	(4,510)
Net cash used in operating activities	—	(12,867)

Cash Flows Used in Investing Activities
Deposit on license	—	(25,000)
Net cash used in Investing Activities	—	(25,000)

Cash Provided by Financing Activities
Proceeds from related party loan	—	18,600
Proceeds from unrelated party loan	—	25,000
Net cash provided by Financing Activities	—	43,600

Net increase in cash for the period	—	5,733
Cash at beginning of the period	—	489
Cash at end of the period	$—	$6,222

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for debt settlement	$396,272	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

CANNABIS LEAF, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2018

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018. This interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities and loans payable – related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended April 30, 2018 and 2017, there were no potentially dilutive securities.

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

NOTE 4 – NOTE PAYABLE FROM RELATED PARTY

As of April 30, 2018, and January 31, 2018, the Company received advances totaling $18,600 and $47,134 respectively from related parties, the advances are unsecured, of which $28,534 is non-interest bearing and is due upon demand giving 30 days written notice to the borrower. A balance of $18,600 was received from a related party and bares an interest rate of 5% per annum and is due upon demand giving 30 days written notice to the borrower. During the three months ended April 30, 2018, the Company issued 142,670 shares of common stock to settle the note payable of $28,534. As a result, the Company recognized a loss on extinguishment of debt of $26,893. The Company has recorded imputed interest of $391 and accrued interest of $243 respectively for the three months ended April 30, 2018.

NOTE 5 – RELATED PARTY CONTRIBUTIONS

During the three months ended April 30, 2018 and 2017, the Company received contributions totaling $10,465 and $0 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 6 – NOTE PAYABLE

As of January 31, 2018, the Company received advances totaling $157,455 from an unrelated party, the advances are unsecured and bares an interest rate of 5% per annum and is due upon demand giving 30 days written notice to the borrower. During the three months ended April 30, 2018, the Company issued 831,330 shares of common stock to settle the note payable of $157,455 and accrued interest of $8,811. As a result, the Company recognized loss on extinguishment of debt of $174,579. The Company has recorded accrued interest of $4,654 for the three months ended April 30, 2018.

NOTE 7 –EQUITY

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On March 20, 2018, the Company issued 831,330 and 142,670 restricted common shares in settlement of debt in the amounts of $166, 266 and $28,534 respectively (see Note 4 and 6).

As of April 30, 2018, and January 31, 2018, the company had 51,314,000 and 50,340,000 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

On May 3, 2018 the Company) entered into a Settlement and Release Agreement with AGH WA, LLC in order to terminate the License Agreement and cease the business relationship between the Parties, and remedy any defaults of the terms and conditions of the License Agreement.

The Compensation and Settlement pertaining to entering into the Settlement and Release Agreement is an aggregate total of 2,600,000 restricted Common Shares.

On March 6, 2018, an Agreement and Plan of Merger (the “Agreement”) was entered into by the Company and Apotheca Biosciences, Inc. (“Apotheca Biosciences”), a Nevada corporation. Upon completion of the Agreement, the parties will merge with the surviving entity to operate under the name Apotheca Biosciences, Inc. Pursuant to the Agreement, the Company is to issue 60,000,000 Common Shares as instructed by Apotheca Biosciences, in exchange for all of the outstanding shares of Apotheca Biosciences. In anticipation of the closing, the Company reserved for issuance 60,000,000 restricted Common Shares (the "Shares"). The Shares were issued on May 15, 2018 to be held in trust until completion of the closing. The issuance of the Shares resulted in a change of control of the Company. Pursuant to the terms of the Agreement, Apotheca can appoint two directors to the Company's board. On May 21, 2018, the Company's added 2 additional board members. On May 22, 2018, a change of officers occurred.

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Cannabis Leaf Incorporated, a Nevada corporation, unless otherwise indicated.

Corporate Overview

We were incorporated in Nevada on October 6, 2014 under the name Pacificorp Holdings Ltd. Until 2017, we were a mineral exploration company with mining claims known as the Delcer Buttes (1-12) in Elko County, Nevada. On August 31, 2017, we elected to not renew the Delcer Buttes claims and subsequently, the claims reverted back to the Bureau of Land Management.

On March 29, 2017, we entered into a Letter of Intent with Affordable Green Washington LLC of Tacoma WA to obtain an exclusive license to market and distribute Affordable Green’s Products in the State of Washington.

On May 4, 2017, we entered into an exclusive License Agreement with Affordable Green Washington LLC. The License Agreement was amended on June 1, 2017.

On June 2, 2017, our company entered into a short form Merger Agreement with our wholly owned subsidiary, Cannabis Leaf Incorporated, in order to effect a change of name of our company. Pursuant to the Merger Agreement, our company will be the surviving entity and will adopt the name of our subsidiary. Our subsidiary was incorporated solely for the purpose of the merger. Effective June 7, 2017, Articles of Merger and the Merger Agreement were filed with the Nevada Secretary of State, giving effect to the merger and the change of name of our company to Cannabis Leaf Incorporated. The Merger was approved by our board of directors and our subsidiary on June 2, 2017. In accordance with Nevada Revised Statutes (NRS) Section 92A.180, stockholder approval was not required.

On June 2, 2017, our board of directors approved an amendment to our Articles of Incorporation by filing a Certificate of Change, pursuant to NRS 78.209, increasing our authorized shares from 100,000,000 shares of common stock, $.001 par value to 600,000,000 shares of common stock, $.001 par value; and affecting a 6 for 1 forward stock split. The Certificate of Change was filed with the Nevada Secretary of State on June 5, 2017.

On August 1, 2017 Jason Sakowski a director of our company entered in to purchase agreements with the former directors and officers of our company to purchase an aggregate of twenty seven million (27,000,000) restricted common shares, resulting in a change in control. The purchase price for the shares is $10,000 and $5,000 respectively and is due and payable on or before March 31, 2018. To date this transaction has not closed.

On October 24, 2017, we entered into a Letter of Intent with Green Venture Capital Inc. (“Green Venture”) whereby our company is to be assigned Green Venture’s interest in a Letter of Intent (the “MMS Farms LOI”) that Green Venture has with MMS Farms, LLC (“MMS Farms”). MMS Farms owns a Tier 2 Recreational Marijuana Production and Processing License which allows MMS Farms to produce and process recreational marijuana under the laws of the State of Washington.

On April 26, 2018 our company provided a Notice of Termination to Green Venture with respect to the Letter of Intent entered into by our company and Green Venture on October 24, 2017. No Consideration has been paid to date.

On March 6, 2018, an Agreement for Plan of Merger (the “Agreement”) was entered into by our company and Apotheca Biosciences, Inc. (“Apotheca Biosciences”), a Nevada corporation. Such Agreement will result in the merger of Apotheca Biosciences into our company with our company to be the surviving entity under the name "Apotheca Biosciences, Inc.".

Pursuant to the Agreement, our company agreed to issue to Apotheca Biosciences sixty million (60,000,000) shares of our common stock in exchange for all of the shares of Apotheca Biosciences. This issuance will result in a change in control of our company. Upon execution of the Agreement, Apotheca Biosciences will receive the immediate right to the appointment of the directors and officers to our company, with our current officer resigning his officer positions. On April 24, 2018 our company issued 60,000,000 restricted common shares as the consideration under the Agreement.

On March 20, 2018 our company issued 831,330 and 142,670 restricted common shares in settlement of debt in the amounts of $166, 266 and $28,534 respectively.

On May 3, 2018 our company executed a Settlement and Release Agreement with Affordable Green Washington LLC (aka AGH WA, LLC) (the "Settlement Agreement") in order to terminate an Amended License Agreement dated June 1, 2017, cease the business relationship between the parties and remedy any defaults of the terms and conditions of the License Agreement. The compensation and settlement pertaining to Settlement Agreement is an aggregate total of 2,600,000 restricted common shares.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding.

Business of the Company

Upon the completion of the Agreement with Apotheca Biosciences, we are now a company that develops cutting-edge medical products and nutraceuticals and formulates and delivers technologies for the healthcare and consumer care industry. Our pipeline of products includes, transdermal, sublingual, and nasal delivery technologies for precise and controlled dosing of cannabinoids.

Results of Operations

The following summary of our results of operations, for the three ended April 30, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	April 30,		Change
	2018	2017	Amount	%
Revenues	$—	$—	$—	—
General and administrative	16,370	4,315	12,055	279%
Interest expense, net	(5,288)	(738)	(4,550)	617%
Loss on extinguishment of debt	(201,472)	—	(201,472)	—
Net Loss	$(223,130)	$(5,053)	$(218,077)	4316%

Three months ending April 30, 2018 compared to three months ending April 30, 2017:

For the three months ended April 30, 2018, we incurred $16,370 in general and administrative expenses, $5,288 in interest expense and $201,472 in loss on extinguishment of debt, resulting in an operating and net loss of $223,130. For the three months ended April 30, 2017, we incurred $4,315 in general and administrative expenses and $738 in interest expense, resulting in an operating and net loss of $5,053.

Liquidity and Capital Resources

From October 6, 2014 (inception) through April 30, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock or by advances from related parties.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $Nil and $Nil at April 30, 2018 and January 31, 2018, respectively. Our primary needs for cash are for working capital.

Working Capital

	April 30,	January 31,	Change
	2018	2018	Amount	%
Current Assets	$—	$—	$—	—
Current Liabilities	38,251	222,249	(183,998)	(83%)
Working Deficiency	$(38,251)	$(222,249)	$183,998	(83%)

Cash Flows

	Three Months Ended
	April 30,
	2018	2017	Change
Cash Flows used in Operating Activities	$—	$(12,867)	$12,867
Cash Flows from Investing Activities	—	(25,000)	25,000
Cash Flows from Financing Activities	—	43,600	(43,600)
Net Decrease in Cash During Period	$—	$5,733	$(5,733)

As at April 30, 2018 our company’s cash balance was $Nil and total assets were $Nil. As at January 31, 2018, our company’s cash balance was $Nil and total assets were $Nil.

As at April 30, 2018, our company had total liabilities of $38,251, compared with total liabilities of $222,249 as at January 31, 2018.

As at April 30, 2018, our company had working capital deficiency of $38,251 compared with working capital deficit of $222,249 as at January 31, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in loan payable and loan payable – related parties.

Cash Flow from Operating Activities

During the three months ended April 30, 2018, our company used $0 in cash from operating activities, compared to $12,867 cash used in operating activities during the three months ended April 30, 2017.

Cash Flow from Investing Activities

During the three months ended April 30, 2018, our company used $0 in cash for investing activities, compared to $25,000 cash used for investing activities during the three months ended April 30, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $0 for the three months ended April 30, 2018 compared to net cash from financing activities of $43,600 for the three months ended April 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended Aril 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	April 21, 2015
3.2	By-laws	S-1	3.2	April 21, 2015
3.3	Articles of Merger	8-K	3.1	June 22, 2017
3.4	Agreement of Merger	8-K	3.2	June 22, 2017
3.5	Certificate of Change	8-K	3.3	June 22, 2017
14.1	Code of Ethics	S-1	14.1	April 21, 2015
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNABIS LEAF INCORPORATED
(Registrant)
Dated: June 20, 2018	/s/ Saeed Talari
Saeed Talari
President, Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

