Form 10-Q
period 2018-07-31
Apotheca Biosciences, Inc.
filed 2018-10-02
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-55467

 APOTHECA BIOSCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-55467	83-0773005
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10901 Roosevelt Blvd N Bldg. C 1000
Saint Petersburg, FL 33716
(Address of principal executive offices)

(727) 228-3994
 (Registrant's telephone number, including area code)

Cannabis Leaf, Inc.
4500 9th Ave NE, Seattle WA  98105
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes     [_]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]Yes     [_]No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

As of October 1, 2018, there were 113,914,000 shares of the Registrant's $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Apotheca Biosciences, Inc. (formerly Cannabis Leaf, Inc.) (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Cannabis" refers to Apotheca Biosciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
Unaudited Condensed Financial Statements

Cannabis Leaf Incorporated

Balance Sheets as July 31, 2018 (Unaudited) and January 31, 2018 (audited)	F-1

Statements of Operations for the Six Months Ended July 31, 2018 (Unaudited) and July 31, 2017 (Unaudited)	F-2

Statements of Cash Flows for the Six Months Ended July 31, 2018 (Unaudited) and July 31, 2017 (Unaudited)	F-3

Notes to the Unaudited Condensed Financial Statements	F-4 to F-13

CANNABIS LEAF INCORPORATED
BALANCE SHEETS

	As of	As of
	July 31,	January 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$14,903	$17,660
Accrued liabilities	1,985,026	-
Loans payable	-	157,455
Loans payable – related parties	18,600	47,134
Total current liabilities	2,018,258	222,249
Total liabilities	2,018,258	222,249

Shareholders' Deficit
Common stock: 600,000,000 authorized; $0.001 par value
51,314,000 and 50,340,000 shares issued and outstanding,	51,314	50,340
Additional paid in capital	438,426	17,242
Accumulated deficit	(2,508,268)	(289,831)
Total Shareholders' Deficit	(2,508,528)	(222,249)
Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

(0.00

CANNABIS LEAF INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended July 31,		For the Six Months Ended July 31,

	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	10,050	18,853	26,420	23,168
Total operating expenses	10,050	18,853	26,420	23,168

Net loss from operations	(10,050)	(18,853)	(26,420	(23,168)
Other income (expense)
Interest expense	(232	(1,608)	(5,520)	(2,346)
Settlement expense	(1,985,025)	-	(1,985,025)	-
Loss on settlement of debt	-	-	(201,472)	-
Total other income (expense)	(1,985,257)	(1,608)	(2,192,017)	(2,346)
Net Loss	$(1,995,307)	$(20,461)	$(2,218,437)	$(25,514)

Basic and diluted loss per share	0	0	0	$-
Weighted average number of
shares outstanding	50,794,533	50,340,000	50,794,533	50,340,000

The accompanying notes are an integral part of these unaudited condensed financial statements

CANNABIS LEAF INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,218,437)	$(25,514)

Adjustments to reconcile net loss to net cash used by operating activities
Interest expense	5,045	1,309
Loss on extinguishment of debt	201,472	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,000)
Accounts payable and accrued expenses	1,983,386	(1,162)
Related party advances	28,534	-
Net Cash Used by Operating Activities	-	(29,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on license	-	(60,000)
Net Cash Used by Investing Activities	-	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	18,600
Proceeds from note payable	-	75,000
Net Cash Provided by Financing Activates	-	93,600

Net increase (decrease) in cash and cash equivalents	-	4,233
Cash and cash equivalents, beginning of period	-	489
Cash and cash equivalents, end of period	$-	$4,722

The accompanying notes are an integral part of these unaudited condensed financial statements

CANNABIS LEAF INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JULY 31, 2018

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued liabilities and loans payable – related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended July 31, 2018 and 2017, there were no potentially dilutive securities.

CANNABIS LEAF INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JULY 31, 2018

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

NOTE 4 – NOTE PAYABLE FROM RELATED PARTY

As of July 31, 2018, and January 31, 2018, the Company had advances from related parties totaling $18,600 and $47,134 respectively. The advances are unsecured. During the six months ended July 31, 2018, the Company issued 142,670 shares of common stock to settle the note payable of $28,534. As a result, the Company recognized a loss on extinguishment of debt of $35,206. The remaining $18,600 bares an interest rate of 5% per annum and is due upon demand giving 30 days written notice to the borrower.

NOTE 5 – RELATED PARTY CONTRIBUTIONS

During the six months ended July 31, 2018 and 2017, the Company received contributions totaling $23,545 and $0 from a related party, these contributions are not to be repaid and are recorded under additional paid in capital.

NOTE 6 – NOTE PAYABLE

As of January 31, 2018, the Company had outstanding advances of $157,455 from an unrelated party, the advances are unsecured and bares an interest rate of 5% per annum and is due upon demand giving 30 days written notice to the borrower. During the six months ended July 31, 2018, the Company issued 831,330 shares of common stock to settle the note payable of $157,455 and accrued interest of $8,811. As a result, the Company recognized a loss on extinguishment of debt of $166,266. The Company has recorded accrued interest of $1,277 for the six months ended July 31, 2018.

CANNABIS LEAF INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JULY 31, 2018

NOTE 7 – ACCRUED LIABILITY TO ISSUE STOCK

In May 2017, the Company entered into a Licensing Agreement with Affordable Green Washington LLC where the consideration was $2,100,000. As of January 31, 2018, the Company has paid a total of $142,455 as a deposit on their License, leaving a balance of $1,985,025. On May 3, 2018 the Company entered into a Settlement and Release Agreement with AGH WA, LLC in order to terminate the License Agreement and cease the business relationship between the Parties, and remedy any defaults of the terms and conditions of the License Agreement. The Compensation and Settlement pertaining to entering into the Settlement and Release Agreement is an aggregate total of 2,600,000 restricted Common Shares. The shares were issued on August 7, 2018. The Company has recorded the liability to issue 2,600,000 shares at $1,985,025 as a settlement expense.

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

As of July 31, 2018, and January 31, 2018, the company had 51,314,000 and 50,340,000 shares of common stock issued and outstanding, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Shares issued to satisfy liability

On August 7, 2018 the Company issued 2,600,000 shares of common stock per terms of a Settlement and Release Agreement with AGH WA, LLC entered into on May 3, 2018.

Cannabis Leaf Inc merger with Apotheca Biosciences
On March 6, 2018 an Agreement and Plan of Merger was made and entered into as of March 6, 2018 by and among Cannabis Leaf (CLI) and Apotheca. The respective Boards of Directors of CLI and Apotheca have determined that it is in the best interest of each company and its respective stockholders to consummate the business combination transaction provided for in the agreement in which Apotheca would merge with and into CLI , with Apotheca (post name change from cannabis Leaf) as the surviving entity post-Merger, upon the terms and subject to the conditions set forth herein; the respective Boards of Directors of CLI and the Apotheca have approved the Agreement, the Merger, and the other transactions contemplated by the Agreement, upon the terms and subject to the conditions set forth in the Agreement in accordance with the Nevada Revised Statutes regarding business combinations or merger  ("NRS"), and their respective corporate documents.
At the Effective Time, by virtue of the Merger and without any action on the part of CLI or Apotheca or any holder of capital stock of CLI or Apotheca:

(a) Capital Stock of CLI.  Each issued and outstanding share of capital stock of shall by virtue of the Merger and without any action on the part of any holder thereof, be converted into and shall be existing as one share of CLI's common stock without need of re-issuance.  Such shares shall thereafter constitute all of the issued and outstanding capital stock of the Surviving Corporation being Apotheca.

(b) Conversion of CLI Stock:(i) Each share of CLI Common Stock issued and outstanding immediately prior to the Effective Time (individually a "Share" and collectively the "Shares"), shall be considered shares of Apotheca as the surviving entity as set forth below (the "Merger Consideration").

(ii) At the Effective Time, each Share held by CLI as treasury stock or held by CLI, or any Subsidiary of CLI, immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of CLI continue to exist as shares of Apotheca as the surviving entity without further consideration with respect thereto.

(iii) At the Effective Time, each Share of the Treasury Stock as Authorized Shares but unissued Shares of CLI shall become Treasury Shares but unissued Shares of Apotheca, with no change the authorized shares which were in effect immediately prior to the Effective Time.

c

CANNABIS LEAF INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JULY 31, 2018

(iv) At the Effective Time, Apotheca as the surviving entity and in exchange for the acquisition of Apotheca shall be issued as such exchange for control and merger the amount of sixty million (60,000,000) shares of Apotheca as the surviving Company in the form of common shares to be distributed as set forth by Apotheca at its direction on a schedule set forth for issuance. Such shares shall be considered the Merger Control Shares and shall represent approximately sixty percent of the then post-issuance control of CLI post-merger.

(v) At the time of exchange in such transaction, there is as certified by CLI, its board of directors and management, exist no convertible or other debt with claims or rights superior for the issuance of any shares of common stock in CLI, and no such claims need be recognized by Apotheca as debt of the surviving entity. Any such debt must have been and was not disclosed to Apotheca before this transaction, and the existing of such debt or claims is a liability of the prior management of CLI and not of Apotheca as the surviving entity.

Closing. Upon the terms and subject to the conditions set forth herein and unless this Agreement has been terminated pursuant to its terms, the closing of the Merger on May 15, 2018 at which time the conditions to Closing set forth in this Agreement shall have been satisfied or, to the extent permitted hereunder, waived by the appropriate party (other than those conditions that by their nature are to be satisfied at the Closing, but subject to the satisfaction or, to the extent permitted hereunder, waiver of all such conditions) or at such other time, date or location as the parties hereto agree. The date on which the Closing actually occurs, and the transactions contemplated hereby become effective is hereinafter referred to as the Closing Date CLI and Apotheca shall deliver the certificates and other documents and instruments required to be delivered hereunder.

Effective Time of the Merger. Subject to the provisions of this Agreement, at the Closing, the parties hereto shall (a) cause a certificate of merger in substantially the form required by the Secretary of State of Nevada to be executed and filed with the Secretary of State of the State of Nevada, and (b) take all such other and further actions as may be required by the NRS or other applicable Law to make the Merger effective. The Merger shall become effective as of the date and time of the filing of the Nevada Certificate of Merger or at such later date or time as may be agreed by CLI and CLI in writing and specified in the Nevada Certificate of Merger in accordance with relevant provisions of the NRS. The date and time of such effectiveness are referred to herein as the Effective Time.

On August 2, 2018, Articles of Merger and the Merger Agreement were filed with the Nevada Secretary of State, giving Effect to the Merger and the change of name of our company to Apotheca Biosciences Incorporated.

NATURE OF BUSINESS – APOTHECA BIOSCIENCES

Apotheca Biosciences is a medical device company developing engineering and device solutions for cannabinoid medical technologies. The company is incorporated in Nevada as a Corporation with principal business in Saint Petersburg, FL. The company develops, license and market cannabinoid technologies to various market sectors.

Apotheca Biosciences is developing cutting-edge medical products, nutraceuticals, formulation and delivery technologies for the healthcare and consumer care industry. Our pipeline of products includes, transdermal, sublingual, and nasal delivery technologies for precise and controlled dosing of cannabinoids. We believe that we can deliver meaningful benefits using our technologies to the world's aging population.
The last two decades of research have brought a tremendous improvement in knowledge of the endocannabinoid system (eCB system) components and functions under physiological and pathological conditions. The eCB is a neuromodulatory system consists of two subtypes of cannabinoid receptors, CB1 and CB2

CANNABIS LEAF INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JULY 31, 2018

Vision
Apotheca Biosciences is positioning to be global leader in discovering new cannabinoid medical technologies to make life better and healthier

Mission
To contribute to human welfare through innovative biomedical engineering solutions; to deliver cannabinoid actives that relieve pain, restore health, and longevity of millions of patients around the world.

Core values:
•	Bring cost-effective and meaningful medical care to patients
•	Build an environment of creativity and transform new ideas into breakthrough technologies and devices
•	Pursue innovative engineering solutions that challenge established thinking
•	Change and act with speed via scientific collaboration, partnership and a winning spirit

INTRODUCTORY NOTE

On March 6, 2018, Apotheca Biosciences, Inc. entered into an Agreement and Plan of Merger with Cannabis Leaf Incorporated, pursuant to which Apotheca merged with and into Cannabis Leaf, with Apotheca being the surviving entity (the "Merger"). The Merger closed on August 2, 2018.

The following sets forth the combined statements of operations of Cannabis Leaf and Apotheca on a pro forma basis for the period ended July 31, 2016. The pro forma statements of operations data give effect to the transactions as if they had occurred on February 26, 2018 (inception date of Apotheca). The pro forma balance sheet gives effect to the transactions as if they had occurred on February 26, 2018. The pro forma financial statements are provided for informational purposes only, are unaudited, and not necessarily indicative of future results or what the operating results or financial condition of the company would have been had the merger been consummated on the dates assumed.

The unaudited pro forma combined condensed financial statements were prepared using the acquisition method of accounting as outlined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") 805, Business Combinations, with the Company considered the acquiring company. Based on the acquisition method of accounting, the consideration transferred by the Company is based on number or equity interests (e.g., shares) the Company issued to give the shareholders of the CLI the same percentage of equity interest in the combined entity that resulted from the reverse merger. Consolidated statements immediately following the reverse merger are a continuation of the financial statements of the Company ("accounting acquirer") retroactively adjusted to reflect the CLI ("accounting acquiree") legal capital.

The acquisition of a private operating company by a nonoperating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. A public shell reverse acquisition is viewed as a capital transaction in substance, rather than a business combination. As a result, it should be accounted for as a reverse recapitalization equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. This accounting treatment is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

These unaudited pro forma combined condensed financial statements should be read in conjunction with the Company's historical consolidated financial statements and accompanying notes included in the Company's Financial Statements on Form 8-K from inception (February 26, 2018) through July 31, 2018.

APOTHECA BIOSCIENCES, INC.
Unaudited Pro Forma Condensed Consolidated Balance Sheet
July 31, 2018

	Historical Apotheca Biosciences, Inc.	Historical Cannabis Leaf Incorporated	Add: Pro Forma Adjustments		Pro Forma
ASSETS
Current assets:
Cash	$18,328	$-	$-		$18,328
Advances to related parties	28,178	-			28,178
Total current assets	46,506	-	-		46,506

Intangible assets – patents	1	-	-		1
Total assets	$46,507	$-	$-		$46,507

LIABILITIES
Current liabilities:
Accounts payable	$295	$13,626	$-		$13,921
Accrued liabilities	129,480	1,986,302			2,115,782
Loan payable - related parties	3,184	18,600			21,874
Convertible note payable - related parties	1	-			1
Total current liabilities	132,960	33,503	-		2,151,488

STOCKHOLDERS' DEFICIT
Common stock: 600,000,000 authorized; $0.001 par value 111,314,000 outstanding	6,000	51,314	54,000	(a)	111,314
Additional paid-in capital	-	438,426	(2,562,268)	(a)	(2,123,842)
Accumulated deficit	(92,453)	(2,508,268)	2,508,268	(a)	(92,453)
Total stockholders' deficit	(86,453)	(2,018,528)	-		(2,104,981)

Total liabilities and stockholders' deficit	$46,507	$-	$-		$46,507

APOTHECA BIOSCIENCES, INC.
Pro Forma Condensed Statements of Operations
From February 26, 2018 through July 31, 2018
Unaudited

	Apotheca Biosciences, Inc.	Cannabis Leaf, Incorporated	Pro Forma Adjustments	Combined Financial Statements

Revenues	$-	$-	$-	$-

Operating expenses
Personell expense	75,000	-	-	75,000
General and adminstrative	17,221	26,420	-	43,641
Total operating expenses	92,221	26,420	-	118,641

Net operating loss	(92,221)	(26,420)	-	(118,641)

Other income (expenses)
Interest expense	(232)	(5,520)	-	(5,752)
Settlement expense		(1,985,025)	-	(1,985,025)
Loss on settlement of debt	-	(201,472)	-	(201,472)
Total other income (expenses)	(232)	(2,192,017)	-	(2,192,249)

Net loss	$(92,453)	$(2,218,437)	$-	$(2,310,890)

APOTHECA BIOSCIENCES, INC.
Unaudited Pro Forma Condensed Consolidated Statement of Stockholders' Equity
From Inception (February 26, 2018) through July 31, 2018

	Common Stock
	Shares	Amount		Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, February 26, 2018 (Apotheca)	-	$		$-	$-	$-

Balances, February 26, 2018 (Cannabis Leaf)	51,314,000		51,314	438,426	(289,831)	199,909

Recapitalization on February 26, 2018	60,000,000		60,000	(2,562,268)		(2,502,268)

Net loss from February 26, 2018 through July 31, 2018 (Cannabis Leaf)					(2,218,437)	(2,218,437)

Net loss from February 26, 2018 through July 31, 2018 (Apotheca)					(92,453)	(92,453)

Elimination of accumulated deficit of Cannabis Leaf					2,508,268	2,508,268

Balances, July 31, 2018	111,314,000		$111,314	$(2,123,842)	$(92,453)	$(2,104,981)

Notes to Unaudited Pro Forma Condensed Financial Information

Note 1 - Basis of presentation

The historical consolidated financial statements have been adjusted in the unaudited pro forma condensed financial statements to give effect to the pro forma events that are (i) directly attributable to the reverse merger transaction between the Company ("accounting acquirer") and Cannabis Leaf Incorporated ("accounting acquire"), (ii) factually supportable, and (iii) with respect to the unaudited pro forma condensed statement of operations, expected to have a continuing impact on the results following the reverse merger.

Note 2 - The transaction

On March 6, 2018, Apotheca Biosciences, Inc. entered into an Agreement and Plan of Merger with Cannabis Leaf Incorporated, pursuant to which Apotheca merged with and into Cannabis Leaf, with Apotheca being the surviving entity (the "Merger"). The Merger closed on August 2, 2018.
Note 3 - Pro forma adjustments
The following adjustments have been reflected in the unaudited pro forma condensed financial information:
(a)
Since CLI has no assets and limited operating activity, it is viewed a nonoperating public shell corporation. Since a public shell reverse acquisition is viewed as a capital transaction in substance, it is accounted for a reverse acquisition equivalent to the issuance of stock by the Company for the net monetary assets of the shell corporation accompanied by a recapitalization. The proforma adjustments to common stock, additional paid-in capital and accumulated deficit reflect this recapitalization.

F-13

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
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
Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.
As used in this quarterly report, the terms "we", "us", "our company", mean Cannabis Leaf Incorporated, a Nevada corporation, unless otherwise indicated.
Corporate Overview
Apotheca is a developer of cutting-edge medical products, nutraceuticals, formulation and delivery technologies for the healthcare and consumer care industry. Its pipeline of products includes, transdermal, sublingual, and nasal delivery technologies for precise and controlled dosing of cannabinoids. Apotheca believes that it can deliver meaningful benefits using its technologies to the world's aging population.

The Company originally was incorporated in Nevada on October 6, 2014 under the name Pacificorp Holdings Ltd. Until 2017, we were a mineral exploration company with mining claims known as the Delcer Buttes (1-12) in Elko County, Nevada. On August 31, 2017, we elected to not renew the Delcer Buttes claims and subsequently, the claims reverted back to the Bureau of Land Management.

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

On March 6, 2018, an Agreement for Plan of Merger (the "Agreement") was entered into by our company and Apotheca Biosciences, Inc. ("Apotheca Biosciences"), a Nevada corporation. Such Agreement will result in the merger of Apotheca Biosciences into our company with our company to be the surviving entity under the name "Apotheca Biosciences, Inc.".

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

Effective August 2, 2018, Articles of Merger and the Merger Agreement were filed with the Nevada Secretary of State, giving effect to the merger and the change of name of our company to Apotheca Biosciences Incorporated. The Merger was approved by our board of directors and our subsidiary on March 31, 2018. In accordance with Nevada Revised Statutes (NRS) Section 92A.180, stockholder approval was not required.

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

Six months ended July 31, 2018 and July 31, 2017

Results of Operations

The following summary of our results of operations, for the six months ended July 31, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Six Months Ended
	July 31,		Change
	2018	2017	Amount	%
Revenues	$—	$—	$—	—
General and administrative	26,420	23,168	3,252	14%
Settlement expense	1,985,025	-	-	100%
Interest expense, net	5,520	2,346	3,174	135%
Loss on extinguishment of debt	201,472	—	201,472	100%
Net Loss	$2,218,437	$25,514	$2,192,923	8595%

For the six months ended July 31, 2018, we incurred $26,420 in general and administrative expenses, $1,985,025 in license and permits, $5,520 in interest expense resulting in a net loss of $2,218,437. For the six months ended July 31, 2017, we incurred $23,168 in general and administrative expenses and $2,346 in interest expense, resulting in an operating and net loss of $25,5114.

Liquidity and Capital Resources

From October 6, 2014 (inception) through July 31, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock or by advances from related parties.  We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $0 and $0.00 at July 31, 2018 and January 31, 2018, respectively. Our primary needs for cash are for working capital.

Working Capital

	July 31,	January 31,	Change
	2018	2018	Amount	%
Current Assets	$-	$-	$-	-%
Current Liabilities	2,018,528	222,249	1,796,279	(808)%
Working Deficiency	$(2,018,528)	$(222,249)	$(1,796,279)	(808)%

Cash Flows

	Six Months Ended July 31,
	2018	2017		Change
Cash Flows used in Operating Activities	$-	$	$(29,367)	$(29,367)
Cash Flows from Investing Activities	-		(60,000)	(60,000)
Cash Flows from Financing Activities	-		93,600	93,600
Net Decrease in Cash During Period	$-		$$4,233	$4,233

As of July 31, 2018 our company's cash balance was $0 and total assets were $0. As of January 31, 2018, our company's cash balance was $0.00 and total assets were $0.00.

As of July 31, 2018, our company had total liabilities of $2,018,528, compared with total liabilities of $222,249 as of January 31, 2018.

As of July 31, 2018, our company had working capital deficiency of $2,018,528 compared with working capital deficit of $222,249 as at January 31, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in loan payable and loan payable – related parties.

Cash Flow from Operating Activities

During the six months ended July 31, 2018, our company used $0 in cash from operating activities, compared to $29,367 cash used in operating activities during the six months ended July 31, 2017.zz

Cash Flow from Investing Activities

During the six months ended July 31, 2018, our company used $0 in cash for investing activities, compared to $60,000 cash used for investing activities during the six months ended July 31, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $0 for the six months ended July 31, 2018 compared to net cash from financing activities of $93,600 for the six months ended July 31, 2017.

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

As a "smaller reporting company", we are not required to provide the information required by this Item.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Item 1A.	Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	April 21, 2015
3.2	By-laws	S-1	3.2	April 21, 2015
3.3	Articles of Merger	8-K	2.1	August 29, 2018
3.4	Agreement of Merger	8-K	2.1	August 29, 2018
3.5	Certificate of Change	8-K	3.2	August 29, 2018
14.1	Code of Ethics	S-1	14.1	April 21, 2015
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
99.1	Apothica Pro-Forma Financials
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOTHECA BIOSCIENCES, INC
(Registrant)

Dated: October 1, 2018	/s/ Saeed Talari
Saeed Talari
President, Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)