Form 10-Q
period 2018-10-31
Apotheca Biosciences, Inc.
filed 2018-12-19
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

As of December 17, 2018, there were 114,398,250 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Apotheca Biosciences, Inc. (formerly Cannabis Leaf, Inc.) (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Cannabis" refers to Apotheca Biosciences, Inc.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Financial Statements

Apotheca Biosciences, Inc.

APOTHECA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	As of	As of
	October 31,	April 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$168,462	$-
Deposits and prepaids	6,000	-
Total Assets	$174,462	$1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	34,024	295
Accounts payable – related party	3,724	-
Accrued liabilities	51,053	30,000
Notes payable	18,600	-
Related party advances	-	1,947
Derivative liabilities	579,660	-
Convertible note payable, net of discount of $291,687	8,313	-
Total liabilities	$695,374	$32,242

Shareholders' Deficit
Common stock: 600,000,000 authorized; $0.001 par value at October 31, 2018 and 200,000,000 authorized, $0.0001 par value at April 30, 2018
113,914,000 and 111,314,000 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	113,914	6,000
Additional paid in capital	(303,187)	-
Shares to be issued, common shares	73,700	-
Accumulated deficit	(405,339)	(38,242)
Total Shareholders' Deficit	(520,912)	(32,242)
Total Liabilities and Shareholders' Deficit	$174,462	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOTHECA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended October 31, 2018 (unaudited)	For the period from February 26, 2018 (Inception) through October 31, 2018 (unaudited)

Revenues	$-	$-

Operating Expenses
Personnel expenses	45,000	120,000
General and administrative	110,763	127,984
Total operating expenses	155,763	247,984

Net loss from operations	(155,763)	(247,984)
Other income (expense):
Interest expense	(9,695)	(9,695)
Gain on settlement of liability	156,000	156,000
Derivative expense	(303,660)	(303,660)
Total other income (expense)	(157,355)	(157,355)
Net Income	$(313,118)	$(405,339)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of
shares outstanding	113,769,556	77,648,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOTHECA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

From inception (February 26, 2018) through October 31, 2018 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(405,339)
Adjustments to reconcile net loss to net cash used by operating activities
Change in fair value of derivative liabilities	303,660
Stock issued in exchange for services	6,000
Gain on settlement of liability	(156,000)
Amortization of debt discount	8,313
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)
Accounts payable	34,024
Accounts payable – related party	3,724
Accrued liabilities	62,840
Net Cash Used in Operating Activities	(149,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for subscription agreements	73,700
Proceeds from convertible notes payable	243,900
Net Cash Provided in Financing Activities	317,600

Net increase in cash and cash equivalents	168,462
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$168,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for interest
Supplemental disclosure of non-cash financing activities:
Shares issued to settle a liability	$1,144,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Apotheca Biosciences is a medical device company developing engineering and device solutions for cannabinoid medical technologies. The company is incorporated in Nevada as a Corporation with principal business in Saint Petersburg, FL. The company develops, license and market cannabinoid technologies to various market sectors.

Apotheca Biosciences is developing cutting-edge medical products, nutraceuticals, formulation and delivery technologies for the healthcare and consumer care industry. Our pipeline of products includes, transdermal, sublingual, and nasal delivery technologies for precise and controlled dosing of cannabinoids. We believe that we can deliver meaningful benefits using our technologies to the world’s aging population.

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

Apotheca Biosciences, Inc. (the "Company") was originally incorporated in the State of Nevada on October 6, 2014, under the name Pacificorp Holdings, Ltd. On June 2, 2017 the Company entered into a short form Merger Agreement with the Company’s wholly owned subsidiary in order to effect the change of their corporate name. The name change was effected through a parent/subsidiary short-form merger of the Company and its wholly-owned subsidiary, Cannabis Leaf Incorporated., a Nevada Corporation (the “Subsidiary”), under Section 92A.180 of the Nevada Revised Statutes (“NRS”). Pursuant to an Agreement of Merger, dated June 2, 2017, between the Company and the Subsidiary, effective June 7, 2017, the Subsidiary merged with and into the Company and ceased to exist (the “Merger”). Pacificorp Holdings, Ltd was the surviving entity and adopted the name of the subsidiary, Cannabis Leaf Incorporated.

On March 6, 2018 an Agreement and Plan of Merger (the "Agreement") was made and entered into as of March 6, 2018 by and among Cannabis Leaf Incorporated (“CLI”) and Apotheca. The respective Boards of Directors of CLI and Apotheca determined that it was in the best interest of each company and its respective stockholders to consummate the business combination transaction provided for in the agreement in which Apotheca would merge with and into CLI (the "Merger"), with Apotheca as the surviving entity post-Merger, the respective Boards of Directors of CLI and the Apotheca approved the Agreement, the Merger, and the other transactions contemplated by the Agreement, upon the terms and subject to the conditions set forth in the Agreement in accordance with the Nevada Revised Statutes regarding business combinations or merger ("NRS"), and their respective corporate documents.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On August 2, 2018, Articles of Merger and the Merger Agreement were filed with the Nevada Secretary of State, giving Effect to the Merger and the change of name of our company to Apotheca Biosciences Incorporated.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company. The Company has changed it business from a license holder with Affordable Green LLC of Tacoma WA to a cannabis bioscience company. Additionally, the Company has changed its name as a result of a merger with the Company’s wholly owned subsidiary Apotheca Biosciences, Inc. as a result of this merger Cannabis Leaf adopted the name of the subsidiary. The comparative balance sheet is the balance sheet audited as of April 30, 2018 for Apotheca Private.

 NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited and have not been reviewed. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the period ended October 31, 2018,  there were no potentially dilutive securities.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-12.

The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2018 through the date these financial statements were issued.

NOTE 3 – MERGER

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 3 – MERGER (CONTINUED)

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

Effective Time of the Merger. Subject to the provisions of this Agreement, at the Closing, the parties hereto shall (a) cause a certificate of merger in substantially the form required by the Secretary of State of Nevada to be executed and filed with the Secretary of State of the State of Nevada, and (b) take all such other and further actions as may be required by the NRS or other applicable Law to make the Merger effective. The Merger shall become effective as of the date and time of the filing of the Nevada Certificate of Merger or at such later date or time as may be agreed by CLI and CLI in writing and specified in the Nevada Certificate of Merger in accordance with relevant provisions of the NRS. The date and time of such effectiveness are referred to herein as the Effective Time

On August 2, 2018, Articles of Merger and the Merger Agreement were filed with the Nevada Secretary of State, giving Effect to the Merger and the change of name of our company to Apotheca Biosciences Incorporated.

The unaudited pro forma combined condensed financial statements were prepared using the acquisition method of accounting as outlined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations, with the Company considered the acquiring company. Based on the acquisition method of accounting, the consideration transferred by the Company is based on number or equity interests (e.g., shares) the Company issued to give the shareholders of the CLI the same percentage of equity interest in the combined entity that resulted from the reverse merger. Consolidated statements immediately following the reverse merger are a continuation of the financial statements of the Company (“accounting acquirer”) retroactively adjusted to reflect the CLI (“accounting acquiree”) legal capital.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 3 – MERGER (CONTINUED)

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

The following is the statement of stockholders’ equity as of October 31, 2018 reflecting the recapitalization.

APOTHECA BIOSCIENCES, INC.

Unaudited Pro Forma Condensed Consolidated Statement of Stockholders’ Equity for the Period

From February 26, 2018 (Inception) through to October 31, 2018

	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated (Deficit)	Total
Balances, February 26, 2018	-	$-	$-	$-	$-	$-

Shares issued by Apotheca in exchange for services ($.001 par value)	60,000,000	6,000	-	-	-	6,000

Recapitalization on August 2, 2018	51,314,000	105,314	(1,444,587)			(1,339,273)

Shares issued in satisfaction of accrued liability (license settlement)	2,600,000	2,600	1,141,000			1,144,000

Shares to be issued				73,700		73,700

Net loss from February 26, 2018 through October 31, 2018					405,339	405,339

Balances, October 31, 2018	113,914,000	$113,914	$(303,187)	$73,7000	$405,339	$(520,912)

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 4 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At October 31, 2018 and April 30, 2018, the Company had $168,462 and $0 in cash and $520,912 and $32,242 in negative working capital, respectively.  From inception (February 26, 2018) through October 31, 2018, the Company had a net loss of $405,339. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

As of October 31, 2018, the Company has an accounts payable balance of $3,724 to a related party. The Company has a lease agreement with the related party, Nuvus Gro Corp, in which the Company pays $6,408 per month for office space. On October 15, 2018, the Company paid $2,684 towards the $6,408 rent due for October leaving a balance of $3,724. See Note 10.

NOTE 6 – ACCRUED LIABILITIES

As of October 31, 2018, the Company has the following accrued liabilities:

Amount
Accrued salary – officer	$38,791
Credit card	9,608
Accrued interest	2,654
Total	$51,053

NOTE 7 – NOTES PAYABLE

As of October 31, 2018, the Company had outstanding notes payable totaling $18,600. The notes bear an interest rate of 5% per annum and are due upon demand giving 30 days written notice to the borrower. From inception through October 31, 2018, the Company recorded $464 in interest expense on the notes.

NOTE 8 – GAIN ON SETTLEMENT OF LIABILITY

In May 2017, CLI, the accounting acquiree, entered into a Licensing Agreement with Affordable Green Washington LLC where the consideration was $2,100,000. On May 3, 2018 the CLI entered into a Settlement and Release Agreement with AGH WA, LLC in order to terminate the License Agreement and cease the business relationship between the Parties and remedy any defaults of the terms and conditions of the License Agreement. The Compensation and Settlement pertaining to entering into the Settlement and Release Agreement was an aggregate total of 2,600,000 restricted Common Shares. On CLI’s balance sheet, a liability was recorded in the amount of $2,158,000, which was based on a fair value of $0.83 per share on the commitment date. As of the merger date, the liability balance of $1,300,000 was assumed by Apotheca in the merger. On August 7, 2018, Apotheca issued 2,600,000 in full satisfaction of the liability. On the date the shares were issued, the fair value of the shares were equal to $0.44. As a result, Apotheca recorded a gain on settlement of liability of $156,000.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On October 3, 2018, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, an accredited investor “Firstfire” pursuant to which the Company issued to Firstfire a   Senior Convertible Promissory Note (“Note”) in the aggregate principal amount of $300,000. The Note The Company received net proceeds of $243,900 after a $24,000 original note discount and $32,100 of financing costs. The Note has a maturity date of October 3, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of five percent (5%) per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note, provided it makes a payment to Firstfire as set forth in the Note.

The outstanding principal amount of the Note is convertible into common stock at the lender’s option at $0.20 per share. The agreements contain down-round protection in the event the Company issues common stock at a lower price. In connection with the agreement, the Company issued detachable warrants to purchase 480,000 shares of the company’s common stock. The warrants have a strike price of $0.3125 and an expiration date of October 3, 2021. The warrants contain down-round protection in the event the Company issues common stock at a lower price.

Accounting Considerations

The Company has accounted for the Note as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative. Additionally the warrants required classification as derivative liabilities.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$408,373
Derivative warrants	128,544
Day-one derivative loss	(260,917)
Financing fees	(32,100)
Net proceeds	$(243,900)

The net proceeds of $243,900 were allocated to the compound embedded derivative and derivative warrants. This resulted in a day-one derivative loss of $260,917. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $300,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $8,313. The carrying value of the Note as of October 31, 2018 amounted to $8,313.

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of October 31, 2018 and the amounts that were reflected in income related to derivatives for the period ended:

	October 31, 2018
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivative	301,898	$ (439,548)
Derivative warrants	480,000	(140,112)
Total	781,898	$ (579,660)

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended October 31, 2018 and for the period from February 26, 2018 (Inception) through to October 31, 2018:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended December 31, 2013
Compound embedded derivative	$(31,175)
Derivative warrants	(11,568)
Day-one derivative loss	(260,917)
Total gain (loss)	$(303,660)

The Company’s face value $300,000 Secured Convertible Promissory Note and Detachable Warrants issued on October 3, 2018 gave rise to derivative financial instruments. The Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally the detachable warrants contained terms and features that gave rise to derivative liability classification.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	October 31, 2018
Quoted market price on valuation date	$0.41	$0.44
Contractual conversion rate	$0.20	$0.20
Contractual term to maturity	1.00 Year	0.92 Years
Market volatility:
Equivalent Volatility	163.10%	152.57%
Interest rate	5.0%	5.0%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH OCTOBER 31, 2018

NOTE 10 –DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	Inception	October 31, 2018
Quoted market price on valuation date	$0.41	$0.44
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.93 Years
Market volatility:
Volatility	166.14%	164.78%
Risk-free interest rate	2.94%	2.93%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended October 31, 2018.

October 31, 2018
Balances at February 26, 2018 (Company Inception)	$--
Issuances:
Compound embedded derivative	408,373
Detachable warrants	128,544
Changes in fair value inputs and assumptions reflected in income	42,743
Balances at October 31	$579,660

NOTE 11 –LEASE OBLIGATION

On August 1, 2018, the Company entered into a lease agreement with Nuvus Gro Corp, a related party. The agreement provides for monthly rent payments in the amount of $6,408. The lease period is 24 months. Upon execution of the agreement, the Company was required to pay the last month’s rent deposit in the amount of $6,000. As of October 31, 2018, the Company recorded $19,224 in rent expense related to this agreement. The Companies remaining lease obligation is as follows:

Period	Amount Due
Fiscal Year Ended January 31, 2019	$19,224
Fiscal Year Ended January 31, 2020	44,856
Total	$64,080

NOTE 12 –COMMON SHARES TO BE ISSUED

From inception through October 31, 2018, the Company received cash totaling $73,700 in exchange for 184,250 shares of common stock at $0.40 per share. As of October 31, 2018 the shares had not been issued. As such, the value of $73,700 was recorded in equity under shares to be issued, common shares.

NOTE 13 –EQUITY

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of October 31, 2018, the company had 113,914,000 shares of common stock issued and outstanding.

NOTE 14 - SUBSEQUENT EVENTS

Share issuances

Subsequent to the reporting period, the Company issued 300,000 shares to its President Sam Talari for a bonus.

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

Apotheca Biosciences, Inc. (the "Company") was originally incorporated in the State of Nevada on October 6, 2014, under the name Pacificorp Holdings, Ltd. On June 2, 2017 the Company entered into a short form Merger Agreement with the Company’s wholly owned subsidiary in order to effect the change of their corporate name. The name change was effected through a parent/subsidiary short-form merger of the Company and its wholly-owned subsidiary, Cannabis Leaf Incorporated., a Nevada Corporation (the “Subsidiary”), under Section 92A.180 of the Nevada Revised Statutes (“NRS”). Pursuant to an Agreement of Merger, dated June 2, 2017, between the Company and the Subsidiary, effective June 7, 2017, the Subsidiary merged with and into the Company and ceased to exist (the “Merger”). Pacificorp Holdings, Ltd was the surviving entity and adopted the name of the subsidiary, Cannabis Leaf Incorporated.

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

Results of Operations For the Period from February 26, 2018 (Inception) through October 31, 2018

For the period from February 26, 2018, (inception) through October 31, 2018, the Company had no revenues. For the same period, we had $120,000 in personnel expenses and $127,984 in general and administrative expenses. We had $9,695 in interest expense resulting from accrued interest on notes payable and amortization of debt discount. For the period, we recorded a gain on settlement of liability in the amount of $156,000. Finally, for the period, we recorded derivative expense in the amount of $303,660. The net loss for the period amounted to $405,339.

Results of Operations For the three months ended October 31, 2018

For the period from February 26, 2018, (inception) through October 31, 2018, the Company had no revenues. For the same period, we had $45,000 in personnel expenses and $110,763 in general and administrative expenses. We had $9,695 in interest expense resulting from accrued interest on notes payable and amortization of debt discount. For the period, we recorded a gain on settlement of liability in the amount of $156,000. Finally, for the period, we recorded derivative expense in the amount of $303,660. The net loss for the period amounted to $313,118.

Liquidity and Capital Resources

For the period from February 26, 2018, (inception) through October 31, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock ,advances from related parties and the issuance of debt. We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $168,462 and $0.00 at October 31, 2018 and April 30, 2018, respectively. Our primary needs for cash are for working capital.

Working Capital

	October 31,	April 30,	Change
	2018	2018	Amount	%
Current Assets	$174,462	$-	$-	-%
Current Liabilities	695,374	32,242	488,670	(1516)%
Working Deficiency	$(530,912)	$(32,242)	$(488,670)	(1516)%

As of October 31, 2018, our company’s cash balance was $168,462 and total assets were $174,462. As of April 30, 2018, our company’s cash balance was $0.00 and total assets were $0.00.

As of October 31, 2018, our company had total liabilities of $695,374 compared with total liabilities of $32,242 as of April 30, 2018.

As of October 31, 2018, our company had working capital deficiency of $530,912 compared with working capital deficit of $32,242 as at April 30, 2018. The increase in working capital deficiency was primarily attributed to an increase in cash due to the issuance of a Convertible Note Payable, along with derivative liabilities arising from the Convertible Note transaction.

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

APOTHECA BIOSCIENCES, INC
(Registrant)
Dated: December 19, 2018	/s/ Saeed Talari
Saeed Talari
President, Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

