Form 10-K
period 2019-01-31
Apotheca Biosciences, Inc.
filed 2019-05-16
CIK 1632053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, C.C. 20549

For the Fiscal Year Ended January 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of July 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $59,235,280. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of May 15, 2019, there were 118,664,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Use of Term

Except as otherwise indicated by the context, references in this report to the words "we," "our," "us," the "Company," or "Cannabis" refers to Apotheca Biosciences, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

We are a medical device company developing engineering and device solutions for cannabinoid medical technologies. The company is incorporated in Nevada as a Corporation with principal business in Saint Petersburg, FL. The company develops, license and market cannabinoid technologies to various market sectors. Our principal executive offices are located at 10901 Roosevelt Blvd N Bld. C 1000, Saint Petersburg, FL 33716.  Our telephone number is (727) 228-3994.

Apotheca Biosciences, through its divisions, develops novel cannabinoid delivery devices for dispensing effective dose concentrations to treat different human diseases, OTC drug formulations and pharmaceutical research. Apotheca's research and development includes specific delivery devices to treat Alzheimer's disease, Parkinson's disease and severe, chronic pain. For each of these diseases, there is a dire need for targeted delivery of cannabinoid-based actives.

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

Apotheca is currently emphasizing research and development in addition to the creation of high-grade nutraceuticals and cosmetics. The health of our customers takes precedence and our solid business strategy ensures our focus on customer well-being. Our goal is to lay the groundwork and continue research of cannabinoid receptiveness in patients and create nutraceuticals that reflects our research.

The last two decades of research have brought a tremendous improvement in knowledge of the endocannabinoid system (eCB system) components and functions under physiological and pathological conditions. The eCB is a neuromodulatory system consists of two subtypes of cannabinoid receptors, CB1 and CB2

Core values:

•         Contribute to human welfare through innovative biomedical engineering solutions; to deliver cannabinoid actives that relieve pain,

restore health, and longevity of millions of patients around the world.

• Bring cost-effective and meaningful medical care to patients
• Build an environment of creativity and transform new ideas into breakthrough technologies and devices
• Pursue innovative engineering solutions that challenge established thinking
• Change and act with speed via scientific collaboration, partnership and a winning spirit

CANNABINOID DRUG PLATFORM

Over the last few decades, the mainstream medical establishment has regained interest in cannabis for therapeutic applications. This attention has surfaced as researchers began to look more deeply into the substance's low toxicity and high effectiveness for a variety of diseases. In fact, there is no known instance of a lethal dosage of cannabis in humans, making it one of the safest drugs, even among over- the-counter medications. Due to these desirable properties, the Food and Drug Association (FDA), the National Academy of Sciences, Institute of Medicine and the National Institutes of Health (NIH) have all made requests for a greater amount of research into cannabis and its medical use. Cannabinoid receptors were first discovered, characterized and cloned in 1990. Over the course of the next few years, these receptors were classified into two subtypes, - CB1, which is found in the nervous system and in various organs and tissues throughout the body, and CB2, which is found in the immune system. Shortly after the discovery of cannabinoid receptors came the discovery of the endogenous cannabinoid system – the system that binds cannabinoid receptors with plant-based cannabinoids as well as endogenous ligands that exist naturally in the body, referred to as endocannabinoids.

Since the discovery of this system modern scientists have come to believe the endocannabinoid system is intimately involved in human physiology, including elements as diverse as the movement of control, reproduction, memory, appetite, bone tissue formation, amongst other functions

Cannabinoid and its Medical Importance

The major psychoactive component of cannabis is ∆9-tetrahydrocannabinol (9-THC), whereas cannabidiol (CBD) is the major and most widely studied of the other constituents. CBD, unlike 9-THC, does not activate the CB1 and CB2 receptors, which probably accounts for its lack of psychotropic activity. It exerts its pharmacological effects through multiple mechanisms. Preclinical studies have suggested a wide range of possible therapeutic effects of THC, CBD and other active components from marijuana on several conditions, including Parkinson's disease, Alzheimer's disease, cerebral ischemia, diabetes, rheumatoid arthritis, other inflammatory diseases, nausea and cancer.

•         The main mechanism is the capability of cannabinoids to restore the normal balance between oxidative events and antioxidant endogenous mechanisms that is frequently disrupted in neurodegenerative disorders, thereby enhancing neuronal survival.

•         The second key mechanism for cannabinoids as a neuro-protective compound involves its anti-inflammatory activity that is exerted by mechanisms other than the activation of CB2 receptors, the canonic pathway for the anti-inflammatory effects of most of cannabinoid agonists. Anti-inflammatory effects of CBD have been related to the control of microglial cell migration.

• Cannabinoids have also shown to increase memory and cognition in mouse models

•         Other mechanisms proposed for the neuro-protective effects of cannabinoids include: (i) the contribution of 5HT1A receptors,

e.g. in stroke, (ii) the inhibition of adenosine uptake, e.g. in neonatal ischaemia and (iii) specific signaling pathways that play a role in b-amyloid plague reduction and tau hyperphosphorylation in Alzheimer's disease.

Up until the last two decades, marijuana research was a rather esoteric field, of interest to a small number of scientists. A contributory factor was the highly lipophilic nature of the biologically active ingredients, which led to the notion that marijuana elicits its effects nonspecifically by perturbing membrane lipids. The first important breakthrough that ultimately led to a rejection of this concept was the identification of the correct chemical structure of the main psychoactive ingredient of marijuana, THC, and the subsequent demonstration that bioactivity resides in the l-stereoisomer of this compound which is one of approximately 60 cannabinoids present in the plant.

This discovery stimulated the generation of a whole range of synthetic analogs in the 1970s that included not only compounds structurally similar to phytocannabinoids but also analogs with different chemical structures, including classic and nonclassic cannabinoids and aminoalkylindoles as well as the subsequently discovered endogenous arachidonic acid derivatives or endocannabinoids, which are discussed in more detail below. Biological effects of THC and its synthetic analogs revealed strict structural selectivity as well as stereo-selectivity telltale signs of drug-receptor interactions. Definitive evidence for the existence of specific cannabinoid receptors was followed soon by the demonstration of high-affinity, saturable, stereospecific binding sites for the synthetic cannabinoid agonist in mouse brain plasma membranes, which correlated with both the in vitro inhibition of adenylate cyclase and the in vivo analgesic effect of the compound. The availability of a radio-ligand also allowed the mapping of cannabinoid receptors in the brain by receptor autoradiography. This mapping turned out to be of key importance in the subsequent identification of CB1 receptor. CB1 receptors are the most abundant receptors in the mammalian brain but are also present at much lower concentrations in a variety of peripheral tissues and cells. A second cannabinoid GPCR, CB2, is expressed primarily in cells of the immune and hematopoietic systems but recently were found to be present in the brain in nonparenchymal cells of the cirrhotic liver in the endocrine pancreas and in bone.

The endocannabinoid system (ECS), which acts through the CB1 and CB2 receptors, is a pleiotropic signaling system involved in all aspects of mammalian physiology and pathology, and for this reason it represents a potential target for the design and development of new therapeutic drugs. Over the past decades, the endocannabinoid system has been widely studied, owing to its broad range of physiological effects. ECS system encompasses a wide range of lipid mediators, proteins and receptors, which together can be considered as the 'endocannabinoidome'.

Cannabinoid Drug Delivery

As more and more medical uses of cannabinoids unravel, the optimum and targeted delivery of cannabinoid compounds to different tissues systems is a challenging need. We at Apotheca are a dedicated team of scientists, engineer and software architects to design and automate medical devices for cannabinoid delivery.

Apotheca is developing novel cannabinoid delivery devices for dispensing effective dose concentrations to treat different human diseases. Apotheca's research and development includes specific delivery devices to treat Alzheimer's disease, Parkinson's disease and severe, chronic pain. For each of these diseases, there is a dire need for targeted delivery of cannabinoid-based actives.

DISCOVERY AND PRODUCT DEVELOPMENT

Discovery and Screening

Apotheca Biosciences is investing in developing the following devices for novel delivery of cannabinoid compounds.

1. CannaDERM Transdermal Technology: A novel transdermal nano-emulsion technology to improve the penetration and systemic absorption of cannabinoids. CannaDERM transdermal technology is primarily developed as an alternative to opioid pain relievers.

Pain Market:

- GameDayRx: Transdermal Pain relief cream for sports and Athletic market

- Daily Pain: Pain relief for consumer market

- Pain Relieve kit: Nutritional supplement + Pain cream

Skincare:

- CannaDerm Acne

- CannaDerm Atopic Dermatitis

Immediate Focus: Develop & Market: GameDayRx

2. CannaRAPID Sublingual Technology: A sublingual penetration technology improve the penetration and sublingual absorption of cannabinoids

- Dry Mouth Syndrome

- Anxiety

- Migraine

3. Pain-Patch: A novel smart device with transdermal patch technology to systemically deliver non-opioid pain actives

Immediate Focus: Develop & Market: Pain Patch

4. Hemp-oil Edibles for Anti-Aging and Longevity

- Hemp oil Health Bar

- Hemp Dark Chocolate

- SmartHealth CBD Oil

Immediate Focus: Develop & Market: Health bar, Chocolate and CBD Oil

5. Acquire M & W brands

- Acquire trademark rights of M & W brands

- MarywannaR brand

- Consumer care branding for cookies, beverages etc.

6. Cannabinoid Extraction Technologies

- Develop state-of-the-art cannabinoid extraction and purification for the production of API grade cannabinoids for pharmaceutical market

RESEARCH AND DEVELOPMENT AND PARTNERSHIPS

In-house technologies: Apotheca has developed the following IP and Trade secrets

• Transdermal delivery systems and formulations for cannabinoid compounds

• Enhanced formulations for the transdermal delivery of cannabinoid compounds

• Pain-Patch for pain-active delivery

Apotheca has research ties with:

- Apotheca Pharmaceutical Corporation

- CB Scientific

- AgeVital Research and Wellness

Patent & Technology Portfolio

Apotheca is building a comprehensive patent portfolio on the engineering of cannabis medical delivery devices and has the applied for two USPTO patents.

Provisional Patent:     1 Delivery of Cannabinoids in a Polyunsaturated-rich Nano emulsion

Provisional Patent:     2 Wearable Smart Device for Systemic and Neural Delivery of Active Pharmaceutical Ingredients

APOTHECA CANNA-LINE OF PRODUCTS

Apotheca has developed Canna-line of CBD products and is launching a "launch and learn marketing campaign"

1. CannaDERME –Daily Pain

CannaDERMETM –Daily Pain is our transdermal technology using nano-emulsion for fast absorption of cannabinoid compounds for the general pain market

Targeted transdermal absorption of CBD for fast action

Penetrin Technology with 3-in-1 pain Relief Nerve, muscular & joint pain

Quantity and Pricing CannaDERMETM- Daily Pain 50g - 20mg/g

2. CannaDERME – GameDayRx

CannaDERMETM is our transdermal technology for sports and athletic market

Quantity and Pricing CannaDERMETM GameDayRx 50g - 20mg/g

3. CannaRAPID

Apotheca sublingual product, CannaRAPID is a sugar-free Orally Disintegrating Tablet to deliver precise dose cannabinoids to neural tissues in a matter of seconds. The formulation is optimized with nanotechnology and tissue permeation enhancing molecules for faster absorption. Apotheca is pairing up with clinical organizations and various clinical practitioners for conducting clinical studies using CannaRAPID for various indications such as stress and anxiety relief, cognitive focus, various kinds of pain, migraines etc.

CannaRAPID:

Rapid release and absorption of CBD for fast action

Relief from various pain

Helps with stress, anxiety and cognitive function

-

Quantity and Pricing CannaRAPIDTM  20 capsules - 40mg/capsule

-

4. CannaCAPSULE

Oral delivery with prebiotics and Cannabinoid Absorption Complex (CAC)

- Best for chronic inflammation and chronic whole-body pain

Quantity and Pricing CannaCAPSULE 30 capsules - 25mg/capsule

5. Pain-Patch

Smart pain device for pain relief - Targeted controlled dosing of pain actives

TRANSDERMAL DELIVERY TECHNOLOGIES

•	CannaDERME – a Liposomal-based nana emulsion for controlled release in a Thermo-sensitive gel technology for sustained release.
•	Canna-AcnePlus: Acne – utilizing a liposomal-based Nano emulsion, this formula is excellent at cleansing one's skin.
•	Canna-Derme AD: Atopic Dermatitis – a stronger and more potent version of CannaDERME with additional chemistry to ensure inflammation reduction.
•	Canna-EyeSol: Dry eyes – A drip solution that alleviates eye pressure and increases clarity.

SUBLINGUAL RAPID DELIVERY TECHNOLOGY

--CannaRapid – Orally disintegrating tablets ensuring increased bioavailability for capillary uptake and immediate response.

Canna-OraGel: Periodontitis – gel designed with liposomal cannabinoids to aid in gum health. Apotheca Oral care line: Healthy teeth and gum tissues

Canna-OraSol: Dry Mouth – a solution with a Phyto cannabinoid Nano emulsion to increase saliva production. Apotheca Oral care line: Healthy teeth and gum tissues

DAVA – INGREDIENTS: Tincture Alcohol, 400mg's hemp-derived

CBD, natural flavors

*FDA DISCLOSURE: These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.

EU IMPORT: Our CBD is hemp derived from EU certified hemp seeds, sustainably grown and CO2 extracted before being imported to the USA from the EU.QUALITY GUARANTEED: Certificate of Analysis available for every batch upon request.CONTENTS: 20 ml Amber glass bottle, with tamper proof lid, & bulb dropper for precision measurement.

NASAL DELIVERY TECHNOLOGIES

NasaCann – Direct brain delivery via inhalable cannabinoid nanoparticles.

RESEARCH AND DEVELOPMENT & MARKETS

 Alzheimer

Lead drug candidate to treat early stages of Alzheimer's disease

Alzheimer's disease (AD) represents a complex class of debilitating brain diseases that mostly affects people aged 65 and older. AD is characterized by progressive loss of neurons in the hippocampus and cortex, which results in the shrinkage of the brain. Basically, the brain cells required to process, store and retrieve information are killed, which is characteristic of a neurodegenerative process.

AD is a progressive neurodegenerative disorder, which killed half a million people in 2010. It is the sixth leading cause of death in US. It is estimated that by 2050, the number of people with AD may nearly triple, from 5 million to as many as 16 million, barring the development of medical breakthroughs to prevent, slow or stop the disease. Existing medications, which mostly treat symptoms, have combined sales of about $3 billion today. Any drug, which cures or manage to slow the progression of AD will be about $5-6billion dollar market.

Apotheca has identified a combination of two patent-pending drug actives which simultaneously targets both amyloid plaques and tau phosphorylation, the two major causative agents of AD.

Opioids - Opioid Crisis: A National Public Health Emergency

The Senate on October 3, 2018 overwhelmingly passed bipartisan legislation aimed at ending the nation's opioid crisis.

HR 6, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, passed the House on Sept. 28, 2018. During a White House event, titled "A Year of Historic Action to Combat the Opioid Crisis," on October 24, 2018 President Trump signed the legislation recently passed by Congress to add more resources for Americans suffering from addiction, including expanding access to medication-assisted treatments like methadone.

Key provisions of the bill include authorizing additional funding for medical professional continuing education and improving the quality and interoperability of state prescription drug monitoring programs. It also intensifies federal research into new pain management therapies and promotes more convenient ways for consumers to dispose of their unused medications.

Provisions in the final package address a wide range of issues related to the crisis that is wreaking havoc across the country, such as prescription limits, monitoring programs, expanding access to treatment and recovery services, coming up with opioid alternatives for pain treatment, intercepting illegal opioids at mail facilities and combating use of fentanyl. In a time of sharp partisan divides and vitriol, the bipartisan vote underscored the reach and scope of the crisis on Capitol Hill, where lawmakers and staff say the issue has become one of, if not the, top issues they hear about from constituents in their states and districts.

With the crisis continuing to see widespread deaths, opioids are an issue that has touched most, if not all, in the states, cities and towns represented on Capitol Hill. During 2017, there were more than 72,000 overdose deaths in the United States according to the Centers for Disease Control. The sharpest increase occurred among deaths related to fentanyl and fentanyl analogs (synthetic opioids) with nearly 30,000 overdose deaths.  All opioids accounted for more than 61,000 deaths.  That's an average of 167 opioid overdose deaths each day (which is an increase from 115 in 2016).

Studies have shown that Phyto cannabinoids like cannabidiol have promising results in opioid withdrawal symptoms and heroin-seeking behavior. Apotheca's preliminary studies have shown that cannabidiol can have promising improvements in opioid withdrawal symptoms by attenuating the rewarding effects of opioids. Apotheca has been developing various cannabinoid formulations for relieving various pains and opioid withdrawal symptoms. There is strong evidence that cannabinoid compounds can relieve depression caused by drug addiction.

 Apotheca's initiative on Opioid Addiction

A cannabidiol based cannabinoid formulation recently developed by Apotheca that represents a select combination of Phyto cannabinoids assembled to specifically target opioid. Apotheca has identified a combination of patent-pending drug actives which targets and blocks rewarding neuronal effects.

Cannabinoid Library

Apotheca has developed a novel combinatorial library of phyto and endocannabinoids for treating various diseases.

The endocannabinoid system (ECS) is composed of two G protein-coupled receptors (GPCRs), the cannabinoid CB1 and CB2 receptors, and the two main endogenous lipid ligands of such receptors, anandamide, and 2-arachidonoyl-glycerol(2-AG). The ECS is a pleiotropic signaling system involved in all aspects of mammalian physiology and pathology, and for this reason, it represents a potential target for the design and development of new therapeutic drugs. Over the past decades, the endocannabinoid system has been widely studied, owing to its broad range of physiological effects. ECS system encompasses a wide range of lipid mediators, proteins, and receptors, which together can be considered as the 'endocannabinoidome'

Apotheca has created an extensive library of various phyto-endo cannabinoid combinations in effective dose concentrations to modulate specific signaling to treat different human diseases.

13

14

15

16

17

18

Government Regulation

With respect to our business, there is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. The Obama Administration previously stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis, and thus far the Trump Administration has followed a similar policy. However, there is no guarantee that the new Trump Administration will not change the stated policy regarding enforcement of federal laws in states where cannabis has been legalized.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

The industry surrounding handheld consumer analyzers is rapidly evolving, and the market landscape is currently uncertain. However, we expect that as consumers begin to learn and adapt, products that will compete with our offerings will rapidly proliferate. These competitive products could have similar applications, perhaps using superior technology, and may provide additional benefits that our sensors do not. We expect that the market could be occupied by larger competitors with greater financial and other resources, which could hinder our market share. We may be forced to modify or alter our business and regulatory strategy, as well as our sales and marketing plans, in response to, among other things, changes in the market, competition, and technological limitations. Such modifications may pose additional delays in achieving our goals.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

Apotheca has been developing Pain-Patch using CannaDERME transdermal delivery and state-of-the art smart device technologies for relieving various pains. Apotheca has formulated cannabidiol-based Pain-Patch for proof-of-concept studies. The company has now secured the two patent rights for this novel device which encompasses CannaDERME(TM) transdermal formulation and Pain-patch medical device technologies.

-- Cannabidiol is one of the key cannabinoid constituents in Hemp Plant. CBD is non-psychoactive and safe compound with a wide range of therapeutic applications, including the treatment of neural disorders and clinical studies have suggested a wide range of possible therapeutic effects of cannabidiol on several conditions.

-- The Pain-Patch has transcutaneous cannabinoid penetration technology coupled with thermosensitive nano-emulsion for sustained release of compounds for longer time. The device delivers therapeutic doses to brain via brain stem for whole-body effect.

-- The goal of these patches are to produce a pain-patch with a small footprint for easy concealment, a strong formula to counteract the decreased quality of life for individuals who suffer with systemic pain, a long shelf-life and the use of non-toxic and non-abrasive components to create the most comfortable and effective patch on the market using this technology.

Employees

We presently have 3 full and part-time employees, and make extensive use of third-party contractors, consultants, and advisors to perform many of our present activities. We have not entered into any collective bargaining agreements with any of our employees, and we believe our relationships with our employees and any third-party contractors, consultants, and advisors are strong.

Government Regulation

With respect to our business, there is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. The Obama Administration had effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis. However, there is no guarantee that the new Trump Administration will not change the stated policy regarding enforcement of federal laws in states where cannabis has been legalized.

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

We currently sublease approximately 7,500 square feet of office space at 10901 Roosevelt Blvd, bldg. C, Suite 1000, Saint Petersburg, FL 33716, at $9,612 per month on a three-year lease from a related party, Nuvus Gro Corp.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets Pink Sheets for the quarterly periods indicated below based on our fiscal year end of January 31, 2019. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (February 1, 2018– April 30,2018)	$0.32	$0.82
Second Quarter (May1, 2018– July 31, 2018)	$0.47	$0.93
Third Quarter (August 1, 2018– October 31, 2018)	$0.37	$0.66
Fourth Quarter (November 1, 2018–January 31, 2019)	$0.27	$0.71

Record Holders

As of January 31, 2019, an aggregate of 118,214,000 shares of our Common Stock were issued and outstanding and were owned by approximately 52 holders of record, based on information provided by our transfer agent.

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

Results of Operations For the Period from February 26, 2018 (Inception) through January 31, 2019

For the period from February 26, 2018, (inception) through October 31, 2018, the Company had no revenues. For the same period, we had $228,221 in personnel expenses, $236,717 in general and administrative expenses, and $1,811,460 in stock-based compensation. We had $34,124 in interest expense resulting from accrued interest on notes payable and amortization of debt discount. For the period, we recorded a gain on settlement of liability in the amount of $156,000. Finally, for the period, we recorded derivative expense in the amount of $357,918. The net loss for the period amounted to $2,512,440.

Liquidity and Capital Resources

For the period from February 26, 2018, (inception) through January 31, 2019, we have relied almost exclusively on funds raised from sales of shares of our common stock, advances from related parties and the issuance of debt. We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $2,942 and $0.00 at January 31, 2019 and April 30, 2018, respectively. Our primary needs for cash are for working capital.

Working Capital

	January 31,	April 30,	Change
	2019	2018	Amount	%
Current Assets	$108,884	$-	$-	-%
Current Liabilities	931,877	32,242	790,751	(2453)%
Working Deficiency	$(822,993)	$(32,242)	$(790,751)	(2453)%

As of January 31, 2019, our company’s cash balance was $2,942 and total assets were $115,325. As of April 30, 2018, our company’s cash balance was $0.00 and total assets were $0.00.

As of January 31, 2019, our company had total liabilities of $931,878 compared with total liabilities of $32,242 as of April 30, 2018.

As of January 31, 2019, our company had working capital deficiency of $822,993 compared with working capital deficit of $32,242 as at April 30, 2018. The increase in working capital deficiency was primarily attributed to an increase in cash due to the issuance of a Convertible Note Payable, along with derivative liabilities arising from the Convertible Note transaction.

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

Consolidated Financial Statements

Apotheca Biosciences, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Apotheca Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apotheca Biosciences, Inc. (the "Company") as of January 31, 2019, the related statement of operations, stockholders' deficit, and cash flows for the period of February 26, 2018 (inception) through to January 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

May 16, 2019

APOTHECA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	January 31,	April 30,
	2019	2018
ASSETS
Current assets
Cash	$2,942	$-
Inventory	7,640	-
Deposits and prepaids (including related party rent of $6,000)	98,302	-
Total current assets	108,884	-

Fixed Assets:
Equipment, furniture and fixtures (including purchase from related party $2,508)	6,623	-
Accumulated depreciation	(182)	-
Total fixed assets, net	6,441	-
Total Assets	$115,325	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	24,104	295
Accounts payable , related parties	8,225	-
Accrued liabilities	82,770	30,000
Notes payable	18,600	-
Related party advances	-	1,947
Derivative liabilities	771,918	-
Convertible note payable, net of discount of $291,687	26,261	-
Total Liabilities	931,878	32,242

Shareholders' Deficit
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 590,000,000 authorized; $0.001 par value at January 31, 2019 and 200,000,000 authorized, $0.0001 par value at April 30, 2018
118,214,000 and 60,000,000 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	118,214	6,000
Additional paid in capital	1,503,973	-
Shares to be issued, common shares	73,700	-
Accumulated deficit	(2,512,440)	(38,242)
Total Shareholders' Deficit	(816,553)	(32,242)
Total Liabilities and Shareholders' Deficit	$115,325	$-

The accompanying notes are an integral part of these consolidated financial statements

APOTHECA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

From Inception (February 26, 2018) through January 31, 2019

Revenues	$-

Operating Expenses
Personnel expenses	228,221
Marketing and Design, related party	26,000
General and administrative (including related party rent $38,448)	210,717
Stock-based compensation	1,811,460
Total operating expenses	2,276,398

Net operating loss	$(2,276,398)

Other income (expenses):
Interest expense	(34,124)
Gain on settlement of liability	156,000
Derivative expense	(357,918)
Total operating expenses	(236,042)

Net operating loss	$(2,512,440)
Basic and diluted loss per share	$(0.03)
Weighted average number of shares outstanding	88,050,879

The accompanying notes are an integral part of these consolidated financial statements

APOTHECA BIOSCIENCES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated (Deficit)	Total
Balances, February 26, 2018	-	$-	$-	$-	$-	$1

Shares issued by Apotheca in exchange for services ($.001 par value)	60,000,000	6,000	-	-	-	6,000

Recapitalization on August 2, 2018	51,314,000	105,314	(1,444,587)			(1,339,273)

Shares issued in satisfaction of accrued liability (license settlement)	2,600,000	2,600	1,141,000			1,144,000

Shares issued for compensation	4,300,000	4,300	1,728,100			1,732,400

Stock-based compensation (stock options)			79,060			79,060

Shares to be issued				73,700		73,700

Net loss from February 26, 2018 through October 31, 2018					(2,512,440)	(2,512,440)

Balances, October 31, 2018	118,214,000	$118,214	$1,503,973	$73,700	$(2,512,440)	$(816,553)

APOTHECA BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

From inception (February 26, 2018) through January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,512,440)
Adjustments to reconcile net loss to net cash used by operating activities
Change in fair value of derivative liabilities	357,918
Depreciation expense	182
Stock issued in exchange for services	1,732,400
Stock-based compensation	79,060
Gain on settlement of liability	(156,000)
Amortization of debt discount	26,261
Changes in operating assets and liabilities:
Prepaid expenses	(98,302)
Inventory	(7,640)
Accounts payable	32,329
Accrued liabilities	117,997
Net Cash Used in Operating Activities	(428,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(6,623)
Net Cash Used in Investing Activities	(6,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for subscription agreements	73,700
Proceeds from convertible notes payable	364,100
Net Cash Provided from Financing Activities	437,800

Net increase in cash and cash equivalents	2,942
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$2,942

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for interest
Supplemental disclosure of non-cash financing activities:
Shares issued to settle a liability	$1,300,000

The accompanying notes are an integral part of these financial statements

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At January 31, 2019, the balance of inventory was $7,640.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities and loans payable – related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. These potentially dilutive securities were not included in the calculation of loss per common share for the period ended January 31, 2019 and April 30, 2018 because their effect would be anti-dilutive.

The outstanding securities consist of the following:

	January 31, 2019	April 30, 2018
Potentially dilutive options	1,198,289	-
Potentially dilutive warrants	720,000	-
Potentially dilutive convertible debt	3,056,616	-
	4,974,905	-

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not elected to early adopt this standard but will adopt it in the next fiscal year.

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

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

NOTE 4 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2019 and April 30, 2018, the Company had $2,942 and $0 in cash and $822,993 and $32,242 in negative working capital, respectively.  From inception (February 26, 2018) through January 31, 2019, the Company had a net loss of $2,125,440. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

NOTE 5 – INVENTORY

As of the January 31, 2019, the balance in inventory is $7,640. The inventory consists of the raw material CBD Isolate, which is a pure, crystalline powder that contains 99% pure CBD.

NOTE 6 – PREPAID ASSETS

As of January 31, 2019, the Company has the following in prepaid assets:

January 31,
2019

Prepaid inventory	$88,602
Prepaid rent , related party	6,000
Prepaid services	3,700
$98,302

Note:

The prepaid inventory balance of $88,602 is a down payment for 50% of a finished CBD products (i.e. oils, drops, - gel caps, and sleep caps).

-	The prepaid rent consists of the last month’s rent deposit in the amount of $6,000. The rent was paid to a related party. See Note 16.
-	The prepaid services consist of monies paid to a consultant.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018

Computer equipment	$4,115	$-
Furniture and fixtures	2,508	-
	6,623	-
Less: accumulated depreciation	(182)	-
	$6,441	$-

The Company purchased nine cubicles and nine office chairs amounting to $2,508 from Nuvus Gro Corp, which is a related party. This is classified in furniture and fixtures. Depreciation expense related to these assets for the year ended January 31, 2019 amounted to $89.

Depreciation expense was $182 for the year ended January 31, 2019.

NOTE 8 – ACCRUED LIABILITIES

As of January 31, 2019, the Company has the following accrued liabilities:

Amount
Accrued salary – officer	$ 57,610
Payroll liabilities	6,256
Credit card	9,765
Accrued interest	9,139
Total	$ 82,770

NOTE 9 – NOTES PAYABLE

As of January 31, 2019, the Company had outstanding notes payable totaling $18,600. The notes bear an interest rate of 5% per annum and are due upon demand giving 30 days written notice to the borrower. From inception through January 31, 2019, the Company recorded $695 in interest expense on the notes.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

NOTE 10 – GAIN ON SETTLEMENT OF LIABILITY

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE

October 3, 2018 Note

On October 3, 2018, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, an accredited investor “Firstfire” pursuant to which the Company issued to Firstfire a Senior Convertible Promissory Note (“Note 1”) in the aggregate principal amount of $300,000. The Company received net proceeds of $243,900 after a $24,000 original note discount and $32,100 of financing costs. The Note has a maturity date of October 3, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of five percent (5%) per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note, provided it makes a payment to Firstfire as set forth in the Note.

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

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$ 408,373
Derivative warrants	128,544
Day-one derivative loss	(260,917)
Financing fees	(32,100)
Net proceeds	$ (243,900)

The net proceeds of $243,900 were allocated to the compound embedded derivative and derivative warrants. This resulted in a day-one derivative loss of $260,917. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $300,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $22,104. The carrying value of the Note as of January 31, 2019 amounted to $22,104.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

January 18, 2019 Note

On January 18, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, an accredited investor “Firstfire” pursuant to which the Company issued to Firstfire a Senior Convertible Promissory Note (“Note 2”) in the aggregate principal amount of $150,000. The Company received net proceeds of $124,200 after a $12,000 original note discount and $13,800 of financing costs. The Note has a maturity date of January 18, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of five percent (5%) per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note, provided it makes a payment to Firstfire as set forth in the Note.

The outstanding principal amount of the Note is convertible into common stock at the lender’s option at $0.20 per share. The agreements contain down-round protection in the event the Company issues common stock at a lower price. In connection with the agreement, the Company issued detachable warrants to purchase 240,000 shares of the company’s common stock. The warrants have a strike price of $0.3125 and an expiration date of January 18, 2022. The warrants contain down-round protection in the event the Company issues common stock at a lower price.

Accounting Considerations

The Company has accounted for the Note as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and default puts. The conversion option and default puts bear risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative. Additionally, the warrants required classification as derivative liabilities.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$ 321,631
Derivative warrants	85,183
Day-one derivative loss	(268,814)
Financing fees	(13,800)
Net proceeds	$ (124,200)

The net proceeds of $124,200 were allocated to the compound embedded derivative and derivative warrants. This resulted in a day-one derivative loss of $268,814. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $150,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $4,156. The carrying value of the Note as of January 31, 2019 amounted to $4,156.

NOTE 12 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of January 31, 2019 and the amounts that were reflected in income related to derivatives for the period ended:

	January 31, 2019
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivative	3,056,616	$ (587,395)
Derivative warrants	720,000	(184,523)
Total	3,776,616	$ (771,918)

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the period from February 26, 2018 (Inception) through to January 31, 2019:

The financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivative	$142,609
Derivative warrants	29,204
Day-one derivative loss	(529,731)
Total gain (loss)	$(357,918)

The Company’s Secured Convertible Promissory Notes and Detachable Warrants issued on October 3, 2018 and January 18, 2019 gave rise to derivative financial instruments. The Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally the detachable warrants contained terms and features that gave rise to derivative liability classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	October 3, 2018 Note
	Inception	January 31, 2019
Quoted market price on valuation date	$0.41	$0.29
Contractual conversion rate	$0.20	$0.15
Contractual term to maturity	1.00 Year	0.67 Years
Market volatility:
Equivalent Volatility	163.10%	181.59%
Interest rate	5.0%	5.07%

	January 18, 2019 Note
	Inception	January 31, 2019
Quoted market price on valuation date	$0.39	$0.29
Contractual conversion rate	$0.15	$0.15
Contractual term to maturity	1.00 Year	0.96 Years
Market volatility:
Equivalent Volatility	195.42%	178.09%
Interest rate	5.0%	5.07%

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	Inception	January 31, 2019
Quoted market price on valuation date	$0.41	$0.29
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.97 Years
Market volatility:
Volatility	166.14%	173.61%
Risk-free interest rate	2.94%	2.59%

	Inception	January 31, 2019
Quoted market price on valuation date	$0.39	$0.29
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.97 Years
Market volatility:
Volatility	180.02%	179.55%
Risk-free interest rate	2.94%	2.59%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended January 31, 2019.

January 31, 2019
Balances at February 26, 2018 (Company Inception)	$ --
Issuances:
Compound embedded derivative	730,004
Detachable warrants	213,727
Changes in fair value inputs and assumptions reflected in income	(171,813)
Balances at January 31	$ 771,918

NOTE 13 –LEASE OBLIGATION

On August 1, 2018, the Company entered into a lease agreement with Nuvus Gro Corp, a related party. The agreement provides for monthly rent payments in the amount of $6,408. The lease period is 24 months. Upon execution of the agreement, the Company was required to pay the last month’s rent deposit in the amount of $6,000. As of January 31, 2019, the Company recorded $38,448 in rent expense related to this agreement. As of April 1, 2019, the agreement was modified to increase the monthly rent to $9,612. The Companies remaining lease obligation is as follows:

Period	Amount Due
Fiscal Year Ended January 31, 2020	$ 108,936
Fiscal Year Ended January 31, 2021	57,672
Total	$ 166,608

NOTE 14 –COMMON SHARES TO BE ISSUED

From inception through January 31, 2019, the Company received cash totaling $73,700 in exchange for 184,250 shares of common stock at $0.40 per share. As of January 31, 2019 the shares had not been issued. As such, the value of $73,700 was recorded in equity under shares to be issued, common shares.

NOTE 15 – OPTIONS

In connection with Employment Agreements executed on November 6, 2018, 1,000,000 options have been granted to the Company’s three current officers. The aggregate amount of options granted amounted to 3,000,000. The options have an exercise price of $0.31 per share and vest over three years. The Company calculated a grant date fair value of $560,953. From the period of inception (February 26, 2019) to January 31, 2019, the Company recorded $79,060 related the portion vested.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

NOTE 16 –EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per shares. The Company has 1,000,000 Series A shares authorized, 4,000,000 Series B shares authorized and 5,000,000 Series C shares authorized. As of January 31, 2019, the company had 0 shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 590,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On November 19, 2018, the company issued 300,000 shares as a stock bonus to the Company’s CEO valued at $0.7080 per share, resulting in stock compensation expense of $212,400.

On December 20, 2018, the company issued 4,000,000 shares as a stock bonus to the Company’s executives valued at $0.38 per share, resulting in stock compensation expense of $1,520,000.

As of January 31, 2019, the company had 118,214,000 shares of common stock issued and outstanding.

NOTE 17 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $2,512,440 since inception on February 26, 2018. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss can be carried forward indefinitely.

The components of the net deferred tax asset at January 31, 2019 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

January 31,
2019

Net Operating Losses	$2,512,440
Statutory Tax Rate	21%
Effective Tax Rate	-
Deferred Tax Asset	527,612
Valuation Allowance	(527,612)
Net Deferred Tax Asset	$-

The tax years ended January 31, 2019 is open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Nevada) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the year ended January 31, 2019:

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 26, 2018, (INCEPTION) THROUGH JANUARY 31, 2019

January 31, 2019
Benefit at federal and statutory rate	(21)%
Change in valuation allowance	21%
Effective tax rate	0%

NOTE 18 – RELATED PARTIES

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Fixed Assets

The Company purchased nine cubicles and nine office chairs amounting to $2,508 from Nuvus Gro Corp, which is a related party. This is classified in furniture and fixtures.

Lease Agreement

On August 1, 2018, the Company entered into a lease agreement with Nuvus Gro Corp, a related party. The agreement provides for monthly rent payments in the amount of $6,408. The lease period is 24 months. Upon execution of the agreement, the Company was required to pay the last month’s rent deposit in the amount of $6,000. As of April 1, 2019, the agreement was modified to increase the monthly rent to $9,612. See Note 13.

Lease Agreement

On August 1, 2018, the Company entered into a lease agreement with Nuvus Gro Corp, a related party. The agreement provides for monthly rent payments in the amount of $6,408, for a period of 24 months. See Note 13.

Accounts Payable

The Company has $8,225 in outstanding accounts payable to related parties. The company has a balance of $8,000 owed to the CEO’s wife, for product design and marketing services. Additionally, the Company has a balance of $225 owed to Nuvus Gro Corp, a related party for the purchase of office furniture.

NOTE 19 – CONTINGENCIES

None.

NOTE 20 - SUBSEQUENT EVENTS

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

Share issuances

On April 4, 2019, the Company issued 200,000 shares to the Company’s COO as compensation.

On April 4, 2019, the Company issued 200,000 shares to the Company’s CTO as compensation.

On April 4, 2019, the Company issued 50,000 shares to a related party (a relative of the CEO), in lieu of payment of $7,950 owed for marketing and design services.

On April 25, 2019 the Company issued 176,795 shares to FirstFire Global for conversion of $15,000 of principal.

On May 6, 2019 the Company issued 304,515 shares to FirstFire Global for conversion of $20,000 of principal.

Lease agreement

Subsequent to the reporting period, the Company modified its lease agreement for office space with Nuvus Gro Corp, a related party, As of April 1, 2019, the monthly rent is increased to $9,612 from $6,408.

Stock purchase agreement

On April 19, 2019, the Company entered into a stock purchase agreement with Apotheca BioSciences, LLC, a related party, which owns 100% of the common stock of ProMED Biosciences, Inc, a newly formed entity. As part of the agreement, the Company agreed to purchase 600,000 of the 1,000,000 common share of ProMED Biosciences, Inc. from Apotheca BioSciences, LLC in exchange for 60,000,000 shares of the Company’s common stock. Following the purchase, the Company will own 60% of ProMED Biosciences, Inc., while Apotheca BioSciences, LLC will own the other 40%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position
Saeed Talari	58	Former CEO, CFO, Director (Chairman of the Board)*
P.C. Sundareswaran	66	CEO, CFO, Director (Chairman of the Board)
John Verghese	59	CTO, Director
Deidre Fernandes	59	COO, Director

*Effective December 04, 2018, Mr. Talari resigned as the Acting CEO and director of the Company.  The decision was based on personal matters not related to any disagreement with the Company. Effective December 04, 2018, Dr. P.C. Sundareswaran was elected by the majority shareholders and the board of directors as the Chairman & CEO. Mr. John Verghese, Company’s CTO, assumed the acting CEO position until Dr. P.C. Sundareswaran began his position on Jan. 1 2019.

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Sam Talari – President CEO, CFO, Director (Chairman of the Board) (from Inception through December 4, 2018)

Mr. Talari, born and raised as an entrepreneur, found his calling in incubating exciting leading edge technology companies in private and public sector, with a unique business plan merging the boundaries between a hedge fund and a VC. Mr. Talari has been the Chief Executive Officer of FutureWorld Energy, Inc. since November 21, 2005. Mr. Talari served as the Acting Chief Executive Officer at Infrax Systems, Inc. since November 21, 2008 and Chief Operating Officer until October 2009 and served as its Interim President. Mr. Talari founded and manages FutureTech since 2001 and Talari Industries since 2008. He serves as a Director at PowerCon Energy Systems, Inc, and Chairman & CEO of Lockwood Technology. He studied Computer Science and Mathematics at the University of New Hampshire. Mr. Talari holds a Bachelor's Degree in Computer Science, Engineering, and Mathematics from University of Lowell and has a Master's Degree in Finance from Trinity.

John Verghese – CTO, Director

Seasoned telecommunication expert with 23+ years of experience in building and operating local and wide area networks. Well rounded in all the functional areas of the telecom industry from planning, engineering and operations to sales and customer support. Extensive experience working for a local power utility to provide voice, video and data communications to corporate facilities, power plants and substations. He also now serves as President and CEO of HempTech Corp, a global leader in solutions to the cannabis industry.

Dr. P.C. Sundareswaran – CEO (effective January 1, 2019)

Dr. Sundareswaran has over 30 years of executive leadership experience in the pharmaceutical industries. As CEO of Apotheca Biosciences he brings expertise in growing and scaling businesses, developing winning strategies, operations, marketing, sales and innovation for global businesses and broad brand portfolios. Working at Eli Lilly, Abbot Labs and Bayer, Sundar held positions of increasing responsibility with strong proven results. He has brought several FDA-approved drugs to market. He also built several collaborative ventures for these companies. Sundar’s experience in the pharma sector is helping Apotheca Biosciences to be a lead player in the CBD arena. Sundar earned his Ph.D. in Chemistry from Vanderbilt University.

Deidre Fernandes – COO, Director

Deirdre Fernandes had a long career with Citigroup, over 34 years, working in a variety of positions primarily in the Technology area. As a Senior Manager in the Operations and Technology area her job functions included managing large, global corporate technology projects in Finance and Procurement. Her most recent experience was in Risk and Control, reviewing and revising their internal assessment process to standardize the program across the Corporate Technology Office. Over the years, working in several functional areas, she has amassed an incredible amount of experience which will be valuable to the operations of the company. Deirdre has earned a Bachelor of Arts from Queens College of New York, CUNY.

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

The following table sets forth the compensation paid to our executive officers during the period from inception (February 26, 2018) to January 31, 2019:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	All other comp.	Total
Saeed Talari Former CEO, CFO, Director (Chairman of the Board) (1)	FYE 2019	$ 150,000	-	$ 212,400	-	-	$ 392,400
P.C. Sundareswaran Current CEO, CFO, Director (Chairman of the Board)	FYE 2019	$ -	-	-	-	-	-
John Verghese CTO, Director	FYE 2019	$ 21,000	-	-	$ 26,353	-	$ 47,353
Deidre Fernandes COO Director	FYE 2019	$ 15,750	-	-	$ 26,353	-	$ 42,103

(1)	Effective December 04, 2018, Mr. Talari resigned as the Acting CEO and director of the Company. Effective December 04, 2018, Dr. P.C. Sundareswaran was elected by the majority shareholders and the board of directors as the Chairman & CEO. Mr. John Verghese, Company’s CTO, assumed the acting CEO position until Dr. P.C. Sundareswaran began his position on Jan. 1 2019.
(2)	John Verghese and Deidre Fernandes were granted 1,000,000 options each on November 6, 2018. The options vest over three years. As of January 31, 2019, 107,991 options vested each resulting in fair value of $26,353 each.

Outstanding Equity Awards at Fiscal Year-End

Saeed Talari was granted a stock award of 300,000 shares valued at $212,400. John Verghese and Deidre Fernandes were granted 1,000,000 options each on November 6, 2018. The options vest over three years. As of January 31, 2019, 107,991 options vested each resulting in fair value of $26,353 each.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We may plan to have our directors receive $1,000 per month as compensation as directors but there is no compensation being considered at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 31, 2019, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name	Position	Number of Shares Beneficially Owned	Percentage of Common Stock Shares Beneficially Owned
Apotheca Biosciences, LLC		53,940,000	45.46%

John Verghese	CTO / Director	2,110,000	1.78%

Deirdre Fernandes	COO / Director	1,120,000	0.95%

Saeed Talari		5,660,000	4.77%

Wan So Lee		18,142,670	15.35%

Dr. Sundareswaran	CEO Effective January 1, 2019	20,000	*

Kook Chong Yoo		18,000,000	15.23%

All beneficial owners as a Group		98,922,670	83.51%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 118,214,000 issued and outstanding shares of Common Stock as of January 31, 2019

Changes in Control

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has the following related party transactions.

Fixed Assets

The Company purchased nine cubicles and nine office chairs amounting to $2,508 from Nuvus Gro Corp, which is a related party. This is classified in furniture and fixtures.

Lease Agreement

On August 1, 2018, the Company entered into a lease agreement with Nuvus Gro Corp, a related party. The agreement provides for monthly rent payments in the amount of $6,408. The lease period is 24 months. Upon execution of the agreement, the Company was required to pay the last month’s rent deposit in the amount of $6,000. As of April 1, 2019, the agreement was modified to increase the monthly rent to $9,612. See Note 13.

Accounts Payable

The Company has $8,225 in outstanding accounts payable to related parties. The company has a balance of $8,000 owed to the CEO’s wife, for product design and marketing services. Additionally, the Company has a balance of $225 owed to Nuvus Gro Corp, a related party for the purchase of office furniture.

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

According to the NASDAQ definition, John Verghese is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Deirde Fernandes is not an independent director because he is an officer of the Company.

According to the NASDAQ definition, P.C. Sundareswaran is not an independent director because he is an officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.
Period Ended January 31, 2019
Audit fees	$13,584
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$13,584
Audit Fees

During the period from inception (February 26, 2018) to January 31, 2019, we incurred $13,584 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended January 31, 2019.

Audit-Related Fees

The aggregate fees billed during the period from inception (February 26, 2018) to January 31, 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $13,584.

Tax Fees

The aggregate fees billed during the period from inception (February 26, 2018) to January 31, 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.

All Other Fees

The aggregate fees billed during the period from inception (February 26, 2018) to January 31, 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

ITEM 15.	EXHIBITS.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	April 21, 2015
3.2	By-laws	S-1	3.2	April 21, 2015
3.3	Articles of Merger	8-K	2.1	August 29, 2018
3.4	Agreement of Merger	8-K	2.1	August 29, 2018
3.5	Certificate of Change	8-K	3.2	August 29, 2018
14.1	Code of Ethics	S-1	14.1	April 21, 2015
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOTHECA BIOSCIENCES, INC
(Registrant)
Dated: May 16, 2019	/s/ P.C. Sundareswaran
P.C. Sundareswaran
President, Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

