Form 10-Q
period 2019-04-30
Apotheca Biosciences, Inc.
filed 2019-06-19
CIK 1632053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

As of June 19, 2019, there were 179,611,976 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

1

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

2

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Financial Statements

Apotheca Biosciences, Inc.

Index
Condensed Consolidated Balance Sheet as of April 30, 2019 (unaudited) and January 31, 2019	F-1
Condensed Consolidated Statement of Operations for the three months ended April 30, 2019 (unaudited) and the period from February 26, 2018, (inception) through to April 30, 2018 (unaudited)	F-2
Condensed Consolidated Statement of cash flows for the three months ended April 30, 2019 (unaudited) and the period from February 26, 2018, (inception) through to April 30, 2018 (unaudited)	F-3
Condensed Statements of stockholders’ deficit for the three months ended April 30, 2019 (unaudited) and the period from February 26, 2018, (inception) through to April 30, 2018 (unaudited)	F-4
Notes to the unaudited condensed consolidated financial statements	F-5

4

APOTHECA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	April 30,	January 31,
	2019 (Unaudited)	2019
ASSETS
Current assets
Cash	$250,478	$2,942
Inventory	103,687	7,640
Deposits and prepaids (including related party rent of $6,000)	6,600	98,302
Total current assets	360,765	108,884

Right to use asset – related party	133,810	-
Equipment, furniture and fixtures (including purchase from related party $2,508) net of accumulated depreciation	7,905	6,441
Intangible assets, net of accumulated amortization	570	-
Total fixed assets, net	142,285	6,441
Total Assets	$503,050	$115,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	27,944	24,104
Accounts payable , related party	16,020	8,225
Accrued liabilities	159,281	82,770
Accrued liabilities, related party	5,592	-
Notes payable	18,600	18,600
Related party advances	24,050	-
Derivative liabilities	656,936	771,918
Lease liability – related party, current portion	108,591	-
Convertible note payable	165,159	26,261
Total current liabilities	1,182,173	931,878

Lease liability – related party, less current portion	30,560	-
Total Liabilities	1,212,733	931,878

Shareholders' Deficit
Common stock: 600,000,000 authorized; $0.001 par value at April 30, 2019 and 200,000,000 authorized, $0.0001 par value at January 31, 2019
118,840,795 and 118,214,000 shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	118,841	118,214
Additional paid in capital	1,596,043	1,503,973
Shares to be issued, common shares	90,544	73,700
Accumulated deficit	(2,515,111)	(2,512,440)
Total Shareholders' Deficit	(709,683)	(816,553)
Total Liabilities and Shareholders' Deficit	$503,050	$115,325

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOTHECA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2019 (unaudited)	For the period from February 26, 2018 (inception) through April 30, 2018

Revenues	$-	$-

Operating Expenses
Personnel expenses	112,672	30,000
Marketing and design, related party	24,000	-
General and administrative	63,540	8,242
General and administrative, related party	35,268	-
Stock-based compensation	63,600	-
Total operating expenses	299,080	38,242

Net loss from operations	(299,080)	(38,242)
Other income (expense):
Interest expense	(71,848)	-
Interest expense, related party	(3,092)	-
Derivative income	371,349	-
Total other income (expense)	296,409	-
Net loss	$(2,671)	$(38,242)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of
shares outstanding	118,243,401	37,752,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOTHECA BIOSCIENCES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated (Deficit)	Total
Balances, February 26, 2018	-	$-	$ -	$-	$-	$1

Shares issued by Apotheca in exchange for services ($.001 par value)	60,000,000	6,000	-	-	-	6,000

Net loss from February 26, 2018 through April 30, 2018					(38,242)	(38,242)

Balances, October 31, 2018	60,000,000	$6,000	-	$-	$(38,242)	$(32,242)

Balances, February 1, 2019	118,214,000	$118,214	$1,503,973	$73,700	$(2,512,440)	$(816,553)

Beneficial conversion feature	-	-	8,485	-	-	8,485

Shares issued for conversion of debt	178,795	177	12,455	16,844		29,476

Shares issued for compensation	400,000	400	63,200			63,600

Shares issued in satisfaction of accounts payable	50,000	50	7,930			7,980

Net loss for the three months ended April 30, 2019					(2,671)	(2,671)

Balances, April 30, 2019	118,840,795	$118,841	$1,596,043		$(2,515,111)	$(709,683)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOTHECA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		For the period
		from
		February 26, 2018
	For the three months ended	(inception) through
	April 30, 2019	April 30, 2018
	(unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,671)	$(38,242)
Changes in working capital requirements
Derivative expense	(371,379)	-
Depreciation and amortization expense	331	-
Stock issued for services	63,600	6,000
Amortization of debt discount	65,227	-
Increase (decrease) in:
Prepaid expenses	91,7034	-
Inventory	(96,047)	-
Accounts payable		295
Accounts payable - related party	7,795	296
Related party advances	24,050	1,947
Accrued expenses	102,255	-
Accrued expenses – related party		30,000
Net cash (used in) provided by operating activities	(105,673)	296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment – related party	(1,791)	-
Net cash used in investing activities	(1,791)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable	355,000	-
Net cash provided by financing activities	355,000

NET INCREASE IN CASH	247,536	296
CASH, BEGINNING OF PERIOD	2,942	-
CASH, END OF PERIOD	$250,478	$296

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:	$-	$-
Beneficial conversion feature on convertible notes payable	$8,485	$-
Stock issued in satisfaction of accounts payable	$7,980	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At April 30, 2019 and January 31, 2019, the balance of inventory was $103,687 and $7,640, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued liabilities and loans payable – related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. These potentially dilutive securities were not included in the calculation of loss per common share for the period ended April 30, 2019 and January 31, 2019 because their effect would be anti-dilutive.

 The outstanding securities consist of the following:

	April 30, 2019	January 31, 2019
Potentially dilutive options	1,198,289	1,198,289
Potentially dilutive warrants	1,170,000	720,000
Potentially dilutive convertible debt	6,546,616	3,056,616
	7,716,616	4,974,905

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

New Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard on February 1, 2019.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2018 through the date these financial statements were issued.

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

NOTE 4 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At April 30, 2019 and January 31, 2019, the Company had $250,478 and $2,942 in cash and $818,908 and $822,994 in negative working capital, respectively.  For the three months ended April 30, 2019 and from inception (February 26, 2018) through April 30, 2018, the Company had a net loss of $171 and $38,242, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 5 – INVENTORY

As of April 30, 2019 and January 31, 2019, the balance in inventory is $103,687 and $7,640, respectively. The inventory consists of $7,640 in the raw material CBD Isolate, which is a pure, crystalline powder that contains 99% pure CBD and $96,047 of finished CBD products ((i.e. oils, drops, - gel caps, and sleep caps).

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

NOTE 6 – PREPAID ASSETS

As of April 30, 2019 and January 31, 2019, the Company has the following in prepaid assets:

	April 30,	January 31,
	2019	2019

Prepaid inventory	$-	$88,602
Prepaid rent, related party	6,000	6,000
Prepaid services	600	3,700
	$6,600	$98,302

Note:

At January 31, 2019, the prepaid inventory balance of $88,602 consisted of a down payment for 50% of a finished CBD products (i.e. oils, drops, - gel caps, and sleep caps). That inventory has since been received.

-	The prepaid rent consists of the last month’s rent deposit in the amount of $6,000. The rent was paid to a related party. See Note 16.

-	The prepaid services consist of monies paid to a consultant.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at April 30, 2019 and January 31, 2019:

	April 30,	January 31,
	2019	2019

Computer equipment	$5,906	$4,115
Furniture and fixtures	2,508	2,508
	8,414	6,623
Less: accumulated depreciation	(509)	(182)
	$7,905	$6,441

The Company purchased nine cubicles and nine office chairs amounting to $2,508 from Nuvus Gro Corp, which is a related party. This is classified in furniture and fixtures. Depreciation expense related to these assets for the three months ended April 30, 2019 amounted to $327.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

NOTE 8 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following at April 30, 2019 and January 31, 2019:

	April 30,	January 31,
	2019	2019

Trademarks	$575	$-
Less: accumulated amortization	(5)	-
	$570	$-

Amortization expense related to these assets for the three months ended April 30, 2019 amounted to $5.

NOTE 9 – ACCRUED LIABILITIES

As of April 30, 2019 and January 31, 2019, the Company has the following accrued liabilities:

	April 30, 2019	January 31, 2019
Accrued salary – officer	$ 132,395	$ 57,610
Payroll liabilities	11,293	6,256
Credit card	-	9,765
Accrued interest	15,593	9,139
Total	$ 159,281	$ 82,770

 As of April 30, 2019 and January 31, 2019, the Company has the following accrued liabilities to related parties:

	April 30, 2019	January 31, 2019
Accrued liability, related party	$ 5,592	$ -
Total	$ 5,592	$ -

NOTE 10 – NOTES PAYABLE

As of April 30, 2019, the Company had outstanding notes payable totaling $18,600. The notes bear an interest rate of 5% per annum and are due upon demand giving 30 days written notice to the borrower. For the three months ended April 30, 2019, the Company recorded $232 in interest expense on the notes.

NOTE 11 – CONVERTIBLE NOTE PAYABLE

October 3, 2018 Note – Firstfire Global Opportunities Fund, LLC

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

The net proceeds of $243,900 were allocated to the compound embedded derivative and derivative warrants. This resulted in a day-one derivative loss of $260,917. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $300,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $36,674. During the three months ended April 30, 2019, the holder converted $35,000 in principal into 481,310 shares of common stock. The carrying value of the Note as of April 30, 2019 and January 31, 2019 amounted to $51,921 and $22,104, respectively. The remaining principal balance as of April 30, 2019 is $265,000. The note will be amortized up to the face value over the remaining life of the note.

January 18, 2019 Note – Firstfire Global Opportunities Fund, LLC

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$321,631
Derivative warrants	85,183
Day-one derivative loss	(268,814)
Financing fees	(13,800)
Net proceeds	$(124,200)

The net proceeds of $124,200 were allocated to the compound embedded derivative and derivative warrants. This resulted in a day-one derivative loss of $268,814. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $150,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $6,896. The carrying value of the Note as of April 30, 2019 amounted to $11,052.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

Accounting Considerations

The Company has accounted for the Note as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative feature consists of the embedded default puts. Because the conversion option is fixed and the agreements do not contain down-round protection, the debt met the definition of conventional convertible. However, the default put bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation. Additionally, the warrants required classification as derivative liabilities due to the fundamental transaction provision.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Default put derivative	$54,097
Derivative warrants	46,665
Convertible notes payable	49,238
Net proceeds	$(150,000)

The net proceeds of $150,000 were allocated to the default put derivative, derivative warrants and the residual allocated to the debt. The Note will be amortized up to its face value of $165,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $10,995. The carrying value of the Note as of April 30, 2019 amounted to $60,233.

Accounting Considerations

The Company has accounted for the Note as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative feature consists of the embedded default puts. Because the conversion option is fixed and the agreements do not contain down-round protection, the debt met the definition of conventional convertible. However, the default put bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Default put derivative	$65,224
Beneficial conversion feature	8,485
Convertible notes payable	31,290
Net proceeds	$(105,000)

The net proceeds of $105,000 were allocated to the default put derivative, beneficial conversion feature and the residual allocated to the debt. The Note will be amortized up to its face value of $105,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $7,609. The carrying value of the Note as of April 30, 2019 amounted to $38,899.

April 22, 2019 Note – JSJ Investments

On April 22, 2019, the Company entered into a Convertible Promissory Note Agreement with JSJ Investments in the aggregate principal amount of $113,000. The Company received net proceeds of $100,000 after a $10,000 in finders’ fees and $3,000 in legal expenses. The Note has a maturity date of April 22, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of five percent (5%) per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note, provided it makes a payment to JSJ Investments as set forth in the Note.

The outstanding principal amount of the Note is convertible at the lender’s option after the 180th day after the Issuance date a 50% discount to the lowest trading price during the previous ten (10) trading days to the date of a Conversion Notice.

Accounting Considerations

The Company has accounted for the Note as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative feature consists of the embedded conversion feature. The conversion option bears risks of equity which were not clearly and closely related to the host debt agreement and required bifurcation.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative components at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Embedded conversion feature	$241,764
Day-one derivative loss	(128,764)
Net proceeds	$(113,000)

The net proceeds of $113,000 were allocated to the embedded conversion feature. This resulted in a day-one derivative loss of $128,764. Due to the 100% discount of the note, the net carrying value on the balance sheet was zero upon inception. The Note will be amortized up to its face value of $113,000 over the life of Note based on an effective interest rate. Amortization expense for the period amounted to $3,054. The carrying value of the Note as of April 30, 2019 amounted to $3,054.

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

NOTE 12 –DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of April 30, 2019 and January 31, 2019 and the amounts that were reflected in income related to derivatives for the period ended:

	April 30, 2019
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivative	1,831,913	$(277,069)
Embedded conversion feature	1,614,286	(147,149)
Default put derivative	3,100,418	(103,268)
Derivative warrants	1,170,000	(129,450)
Total	7,716,616	$(656,936)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended April 30, 2019:

The financings giving rise to derivative financial instruments and the income effects:
Combined derivatives	$531,084
Day-one derivative loss	(128,764)
Total gain (loss)	$402,320

The Company’s Secured Convertible Promissory Notes and Detachable Warrants issued on October 3, 2018, January 18, 2019, March 19, 2019, April 22, 2019 and April 26, 2019 gave rise to derivative financial instruments. The Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option. Additionally the detachable warrants contained terms and features that gave rise to derivative liability classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the embedded derivatives that have been bifurcated from the Convertible Notes and classified in liabilities:

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

	October 3, 2018 Note
	Inception	April 30, 2019
Quoted market price on valuation date	$0.41	$0.137
Contractual conversion rate	$0.20	$0.0687
Contractual term to maturity	1.00 Year	0.43 Years
Market volatility:
Equivalent Volatility	163.10%	231.81%
Interest rate	5.0%	5.50%

	January 18, 2019 Note
	Inception	April 30, 2019
Quoted market price on valuation date	$0.39	$0.137
Contractual conversion rate	$0.15	$0.0687
Contractual term to maturity	1.00 Year	0.72 Years
Market volatility:
Equivalent Volatility	195.42%	225.90%
Interest rate	5.0%	5.57%

	March 19, 2019 Note
	Inception	April 30, 2019
Quoted market price on valuation date	$0.126	$0.137
Contractual conversion rate	$0.0878	$0.0910
Contractual term to maturity	0.50 Year	0.39 Years
Market volatility:
Equivalent Volatility	200.2%	215.89%
Interest rate	5.50%	5.50%

	April 22, 2019 Note
	Inception	April 30, 2019
Quoted market price on valuation date	$0.20	$0.137
Contractual conversion rate	$0.07	$0.07
Contractual term to maturity	1.00 Year	0.98 Years
Market volatility:
Equivalent Volatility	218.49%	219.58%
Interest rate	5.50%	5.50%

	April 26, 2019 Note
	Inception	April 30, 2019
Quoted market price on valuation date	$0.1820	$0.137
Contractual conversion rate	$0.091	$0.091
Contractual term to maturity	0.49 Years	0.49 Years
Market volatility:
Equivalent Volatility	227.31%	237.78%
Interest rate	5.50%	5.50%

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

The Company has selected the Black Scholes Merton valuation technique to fair value the detachable warrants because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives.

Significant inputs and results arising from the Black Scholes Merton process are as follows for the detachable warrants classified in liabilities:

	Inception	April 30, 2019
Quoted market price on valuation date	$0.41	$0.1370
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.43 Years
Market volatility:
Volatility	166.14%	173.61%
Risk-free interest rate	2.94%	2.59%

	Inception	April 30, 2019
Quoted market price on valuation date	$0.39	$0.1370
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.72 Years
Market volatility:
Volatility	180.02%	179.55%
Risk-free interest rate	2.94%	2.59%

	Inception March 19, 2019	April 30, 2019
Quoted market price on valuation date	$0.1260	$0.1370
Contractual strike price	$0.3125	$0.3125
Range of effective contractual conversion rates	--	--
Contractual term to maturity	3.00 Year	2.88 Years
Market volatility:
Volatility	180.02%	179.55%
Risk-free interest rate	2.94%	2.59%

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the compound embedded derivatives during the period ended April 30, 2019.

April 30, 2019
Balances at February 1, 2019	$ 771,918
Issuances:
Embedded derivatives	361,085
Detachable warrants	46,665
Changes in fair value inputs and assumptions reflected in income	(522,732)
Balances at April 30, 2019	$ 656,936

NOTE 13 - OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended April 30, 2019, the Company recorded $27,768, respectively as operating lease expense which is included in rent expenses on the statements of operations.

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On February 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $158,704.

Right-of- use assets are summarized below:

April 30, 2019
Office lease (remaining lease term of 15 months)	$158,705
Less accumulated amortization	(24,895)
Right-of-use assets, net	$133,810

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

April 30, 2019
Office lease	$139,150
Less: current portion	(30,560)
Long term portion	$108,591

Maturity of lease liabilities are as follows:

Nine months ended April 30, 2019	$115,344
Year ending 2020	28,836
Less: Present value discount	(7,150)
Lease liability	$137,030

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

 NOTE 14 –COMMON SHARES TO BE ISSUED

From inception through April 30, 2019, the Company received cash totaling $73,700 in exchange for 184,250 shares of common stock at $0.40 per share. As of April 30, 2019 the shares had not been issued. As such, the value of $73,700 was recorded in equity under shares to be issued, common shares.

On April 30, 2019, the Company received a conversion notice of $20,000 convertible into 304,515 shares. The shares were not issued into May 6, 2019. The amount recorded into common shares to be issued for this transaction was $16,844.

NOTE 15 – OPTIONS

In connection with Employment Agreements executed on November 6, 2018, 1,000,000 options have been granted to the Company’s three current officers. The aggregate amount of options granted amounted to 3,000,000. The options have an exercise price of $0.31 per share and vest over three years. The Company calculated a grant date fair value of $560,953. From the period of inception (February 26, 2019) to April 30, 2019, the Company recorded $79,060 related the portion vested.

NOTE 16 –EQUITY

Common Stock

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

On April 4, 2019, the Company issued 200,000 shares to the Company’s COO as compensation.

On April 4, 2019, the Company issued 200,000 shares to the Company’s CTO as compensation.

On April 4, 2019, the Company issued 50,000 shares to a related party (a relative of the CEO), in lieu of payment of $7,980 owed for marketing and design services.

On April 25, 2019 the Company issued 176,795 shares to FirstFire Global for conversion of $15,000 of principal.

NOTE 17 – RELATED PARTIES

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

APOTHECA BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

Accounts Payable

As of April 30, 2019 and January 31, 2019, the Company had $16,020 and $8,225 in outstanding accounts payable to related parties, respectively. The company had a balance of $8,000 owed to the CEO’s wife, for product design and marketing services, of which $7,980 was converted into 50,000 shares of common stock. Additionally, the Company has a balance of $225 owed to Nuvus Gro Corp, a related party for the purchase of office furniture.

Related Party Advances -24,050

The Company received advances from related parties during the three months ended April 30, 2019. As of April 30, 2019, the Company had a balance due to Blockscience Corp, a related party, in the amount of $4,784. As of April 30, the Company had a balance due to Sam Talari, a related party, in the amount of $19,266. The company imputed interest on these advances in the amount of $218.

NOTE 18 – CONTINGENCIES

None.

NOTE 19 - SUBSEQUENT EVENTS

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

Share issuances

On May 6, 2019 the Company issued 304,515 shares to FirstFire Global for conversion of $20,000 of principal.

On May 28, 2019 the Company issued 466,666 shares to FirstFire Global for conversion of $20,000 of principal.

On June 3, 2019, the Company issued 60,000,000 shares to Apotheca Biosciences LLC in connection with the Stock Purchase Agreement discussed in Note 6.

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

Results of Operations

The following information represents our results of operations for three months ended April 30, 2019 compared to February 26, 2018 (Inception) through April 30, 2018.

Three Months Ended April 30, 2019 Compared to February 26, 2018 (Inception) through April 30, 2018

Increase/(Decrease)			2019 vs. 2018
	2019	2018	$	%

Operating expenses:
Personnel expense	$112,672	$30,000	$82,672	276%
Marketing and design, related party	24,000	-	24,000	100%
General and administrative	63,540	8,242	55,298	671%
General and administrative, related party	35,268	-	35,268	100%

Stock-based compensation	63,600	-	63,600	100%
Total operating expenses	$299,080	$38,242	$260,838	682%

Net operating loss	(299,080)	(38,242)	(260,838)	682%

Other income (expense):
Interest expense	(71,818)	-	(71,818)	100%
Interest expense, related party	(3,092)	-	(3,092)	100%
Derivative income	371,349	-	371,349	100%
Total other income (expense)	296,409	-	296,409	100%

Net income (loss)	$(2,671)	$(38,242)	35,571	(93%)

Revenue

During the three months ended April 30, 2019 and from February 26, 2018 (Inception) through April 30, 2018 the Company had no revenues.

Operating Expenses

Personnel expenses

Personnel expenses include expenses for payroll. We incurred personnel expenses of $112,672 for the three months ended April 30, 2019. From February 26, 2018 (Inception) through April 30, 2018 we incurred personnel expenses of $30,000. The increase of $82,672 was due to the hiring of new personnel in the period.

Marketing and design, related party

We incurred marketing and design expenses from related parties of $24,000 for the three months ended April 30, 2019 as compared to $0 for the period from February 26, 2018 (Inception) through April 30, 2018. The increase of $24,000 was due to payments made to a relative of the CEO for marketing services.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues, subscriptions, and other administrative expenses. We incurred general and administrative expenses of $63,540 for the three months ended April 30, 2019 as compared to $8,242 for the period from February 26, 2018 (Inception) through April 30, 2018. The increase of $55,298 was due to the expansion of operations.

General and administrative expenses – related parties

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues, subscriptions, and other administrative expenses paid to related parties. We incurred general and administrative expenses from related parties of $35,268 for the three months ended April 30, 2019 as compared to $0 for the period from February 26, 2018 (Inception) through April 30, 2018.

Stock based compensation

We incurred stock-based compensation expense of $63,600 for the three months ended April 30, 2019 for stock bonuses paid to the Company’s COO and CTO.

Other Income (Expense)

Interest expense

We incurred interest expense of $71,818 for the three months ended April 30, 2019 as compared to $0 for the period from February 26, 2018 (Inception) through April 30, 2018. The increase in interest expense was related to the amortization of debt discount on convertible notes and accrued interest on the convertible notes.

Interest expense – related parties

We incurred interest expense from related parties in the amount of $3,092 for the three months ended April 30, 2019 as compared to $0 for the period from February 26, 2018 (Inception) through April 30, 2018. The increase in interest expense was related to the amortization of the lease liability due to a related party and imputed interest on related party advances.

Derivative income

We recorded derivative income in the amount of $371,349 for the three months ended April 30, 2019 as compared to $0 for the period from February 26, 2018 (Inception) through April 30, 2018.

Net Losses

We incurred a net loss of $171 for the three months ended April 30, 2019 as compared to $38,242 for the period from February 26, 2018 (Inception) through April 30, 2018. The decreased net loss was aided by the recording of derivative income.

Current Liquidity and Capital Resources for the Three Months Ended April 30, 2019 Compared to February 26, 2018 (Inception) through April 30, 2018

	2019	2018
Summary of Cash Flows:
Net cash (used) by operating activities	$ (105,673)	$ 296
Net cash provided by investing activities	(1,791)	-
Net cash provided by financing activities	355,000	-
Net decrease in cash and cash equivalents	247,536	296
Beginning cash and cash equivalents	2,942	-
Ending cash and cash equivalents	$ 250,478	$296

Operating Activities

Cash used in operations of $105,673 during the three months ended April 30, 2019 was primarily a result of our $2,671 net loss reconciled with our net non-cash expenses relating to depreciation expense, inventory, accounts payable and accrued liabilities.  Cash provided by operations of $296 for the period from February 26, 2018 (Inception) through April 30, 2018 was primarily a result of our $38,242 net loss reconciled with our net non-cash expenses relating to stock issued for services, accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2019 resulted from the acquisition of furniture equipment in the amount of $1,791.

Financing Activities

Net cash provided by financing activities was $355,000 for the three months ended April 30, 2019, which consisted completely of funds provided from convertible debt.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for 2019 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

APOTHECA BIOSCIENCES, INC
(Registrant)
Dated: June 19, 2019	/s/ P.C. Sundareswaran
P.C. Sundareswaran
President, Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

