Form 10-Q/A
period 2019-04-30
Apotheca Biosciences, Inc.
filed 2019-06-20
CIK 1632053

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

1

EXPLANATORY NOTE REGARDING THE AMENDMENT

This amendment is being submitted because the computer had issues beyond the control of the Edgar filing agent that caused the certifications and the XBRL files to not be submitted when the 10-Q was filed. This amendment corrects that problem.

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

April 30, 2019
Balances at February 1, 2019	$771,918
Issuances:
Embedded derivatives	361,085
Detachable warrants	46,665
Changes in fair value inputs and assumptions reflected in income	(522,732)
Balances at April 30, 2019	$656,936

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

On April 19, 2019, the Company entered into a stock purchase agreement with Apotheca BioSciences, LLC, a related party, which owns 100% of the common stock of ProMED Biosciences, Inc, a newly formed entity. As part of the agreement, the Company agreed to purchase 600,000 of the 1,000,000 common share of ProMED Biosciences, Inc. from Apotheca BioSciences, LLC in exchange for 60,000,000 shares of the Company’s common stock. Following the purchase, the Company will own 60% of ProMED Biosciences, Inc., while Apotheca BioSciences, LLC will own the other 40%. On June 3, 2019, the Company issued 60,000,000 shares to Apotheca Biosciences LLC.

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

Current Liquidity and Capital Resources for the Three Months Ended April 30, 2019 Compared to February 26, 2018 (Inception) through April 30, 2018

	2019	2018
Summary of Cash Flows:
Net cash (used) by operating activities	$(105,673)	$296
Net cash provided by investing activities	(1,791)	-
Net cash provided by financing activities	355,000	-
Net decrease in cash and cash equivalents	247,536	296
Beginning cash and cash equivalents	2,942	-
Ending cash and cash equivalents	$250,478	$296

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

